Form 10-Q
period 1994-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 1994-08-12
CIK 750301

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                       June 30, 1994
                            ----------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ___________________ to ____________________

     Commission File Number:                      0-14121
                              --------------------------------------------------

               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                               59-2417973
- - -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
- - -------------------------------------------------------      -------------------
(Address of principal executive offices)                         (Zip Code)

                                (312) 207-0020
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
- - --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                         -----   -----

DOCUMENTS INCORPORATED BY REFERENCE:

The First Amended and Restated Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated September 25, 1984, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

                         PART I. FINANCIAL INFORMATION

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      June 30,
                                                        1994      December 31,
                                                    (Unaudited)       1993
- - -------------------------------------------------------------------------------
 ASSETS
 Investment in commercial rental properties:
  Land                                              $ 11,037,500  $ 11,037,500
  Buildings and improvements                          37,675,400    37,504,000
- - -------------------------------------------------------------------------------
                                                      48,712,900    48,541,500
 Accumulated depreciation and amortization           (10,880,800)  (10,268,000)
- - -------------------------------------------------------------------------------
  Total investment properties, net of accumulated
   depreciation and amortization                      37,832,100    38,273,500
 Cash and cash equivalents                             5,582,100     5,051,700
 Restricted cash and certificate of deposit              359,000       261,100
 Rents receivable                                        533,200       691,700
 Escrow deposits                                          39,800        39,800
 Prepaid expenses                                          5,000         6,000
 Other assets (primarily loan acquisition costs net
  of accumulated amortization of $301,800 and
  $279,300, respectively)                                 85,500        72,000
- - -------------------------------------------------------------------------------
                                                    $ 44,436,700  $ 44,395,800
- - -------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
 Liabilities:
  Mortgage loans payable                            $ 26,776,700  $ 26,794,900
  Accounts payable and accrued expenses                1,507,900     1,131,100
  Due to Affiliates                                       43,500        52,200
  Security deposits                                      331,500       275,600
  Other liabilities                                       35,600        62,700
- - -------------------------------------------------------------------------------
                                                      28,695,200    28,316,500
- - -------------------------------------------------------------------------------
 Partners' (deficit) capital:
  General Partner                                       (246,500)     (243,100)
  Limited Partners (43,861 Units authorized, issued
   and outstanding)                                   15,988,000    16,322,400
- - -------------------------------------------------------------------------------
                                                      15,741,500    16,079,300
- - -------------------------------------------------------------------------------
                                                    $ 44,436,700  $ 44,395,800
- - -------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1994
and the year ended December 31, 1993
(Unaudited)
(All dollars rounded to nearest 00s)

                                            General     Limited
                                           Partners    Partners       Total
- - -------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1993                                      $(177,800) $22,789,600  $22,611,800
Net (loss) for the
 year ended
 December 31, 1993                           (65,300)  (6,467,200)  (6,532,500)
- - -------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1993                                       (243,100)  16,322,400   16,079,300
Net (loss) for the six months ended June
 30, 1994                                     (3,400)    (334,400)    (337,800)
- - -------------------------------------------------------------------------------
Partners' (deficit) capital, June 30,
 1994                                      $(246,500) $15,988,000  $15,741,500
- - -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                       1994        1993
- - ----------------------------------------------------------------------------
Income:
 Rental                                             $1,423,100  $ 1,939,200
 Interest                                               51,000       28,100
- - ----------------------------------------------------------------------------
                                                     1,474,100    1,967,300
- - ----------------------------------------------------------------------------
Expenses:
 Interest                                              446,400      345,400
 Depreciation and amortization                         331,900      344,700
 Property operating                                    431,100      423,900
 Real estate taxes and insurance                       360,700      356,300
 Repairs and maintenance                               142,900      193,000
 General and administrative                             44,900       53,200
- - ----------------------------------------------------------------------------
                                                     1,757,900    1,716,500
- - ----------------------------------------------------------------------------
Net (loss) income before (loss) on sale of land
 parcel and provision for value impairment            (283,800)     250,800
(Loss) on sale of land parcel                                          (900)
Provision for value impairment                                   (5,500,000)
- - ----------------------------------------------------------------------------
Net (loss)                                          $ (283,800) $(5,250,100)
- - ----------------------------------------------------------------------------
Net (loss) allocated to General Partners            $   (2,800) $   (52,500)
- - ----------------------------------------------------------------------------
Net (loss) allocated to Limited Partners            $ (281,000) $(5,197,600)
- - ----------------------------------------------------------------------------
Net (loss) allocated to Limited Partners per Unit
 (43,861 Units authorized, issued and outstanding)  $    (6.41) $   (118.50)
- - ----------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                       1994        1993
- - ----------------------------------------------------------------------------
Income:
 Rental                                             $2,992,000  $ 3,575,000
 Interest                                               89,800       51,600
- - ----------------------------------------------------------------------------
                                                     3,081,800    3,626,600
- - ----------------------------------------------------------------------------
Expenses:
 Interest                                              795,500      710,100
 Depreciation and amortization                         635,300      684,400
 Property operating                                    859,600      812,600
 Real estate taxes and insurance                       703,800      711,400
 Repairs and maintenance                               324,700      337,900
 General and administrative                            100,700       90,200
- - ----------------------------------------------------------------------------
                                                     3,419,600    3,346,600
- - ----------------------------------------------------------------------------
Net (loss) income before (loss) on sale of land
 parcel and provision for value impairment            (337,800)     280,000
(Loss) on sale of land parcel                                       (20,800)
Provision for value impairment                                   (5,500,000)
- - ----------------------------------------------------------------------------
Net (loss)                                          $ (337,800) $(5,240,800)
- - ----------------------------------------------------------------------------
Net (loss) allocated to General Partners            $   (3,400) $   (52,400)
- - ----------------------------------------------------------------------------
Net (loss) allocated to Limited Partners            $ (334,400) $(5,188,400)
- - ----------------------------------------------------------------------------
Net (loss) allocated to Limited Partners per Unit
 (43,861 Units authorized, issued and outstanding)  $    (7.62) $   (118.29)
- - ----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1994        1993
- - -------------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss)                                            $ (337,800) $(5,240,800)
Adjustments to reconcile net (loss) to net cash
 provided by operating activities:
  Depreciation and amortization                           635,300      684,400
  Loss on sale of land parcel                                           20,800
  Provision for value impairment                                     5,500,000
  Changes in assets and liabilities:
  Decrease in rents receivable                            158,500      331,800
  (Increase) in restricted cash and certificate of
   deposit                                                (97,900)        (400)
  Decrease in prepaid expenses                              1,000      446,100
  (Increase) decrease in other assets, net of
   accumulated amortization                               (36,000)      19,000
  Increase (decrease) in accounts payable and accrued
   expenses                                               376,800      (63,200)
  (Decrease) in due to Affiliates                          (8,700)      (1,000)
  (Decrease) in other liabilities                         (27,100)     (26,500)
- - -------------------------------------------------------------------------------
   Net cash provided by operating activities              664,100    1,670,200
- - -------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements            (171,400)    (204,500)
 Proceeds from the sale of land parcel                                  76,700
- - -------------------------------------------------------------------------------
   Net cash (used for) investing activities              (171,400)    (127,800)
- - -------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans payable             (18,200)     (57,100)
 Increase in security deposits                             55,900        8,300
- - -------------------------------------------------------------------------------
   Net cash provided by (used for) financing
    activities                                             37,700      (48,800)
- - -------------------------------------------------------------------------------
Net increase in cash and cash equivalents                 530,400    1,493,600
Cash and cash equivalents at the beginning of the
 period                                                 5,051,700    2,676,500
- - -------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $5,582,100  $ 4,170,100
- - -------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                       $  795,500  $   721,300
- - -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1994
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement on Form S-11, filed with the Securities and Exchange Commission. Definitions of these terms are contained in
Article III of the First Amended and Restated Agreement of Limited Partnership, which is incorporated herein by reference.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1994 are not necessarily indicative of the operating results for the year ending December 31, 1994.

The financial statements include the Partnership's 50% interest in two joint ventures and a 25% interest in one joint venture. The joint ventures are operated under the control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets and liabilities is included in the financial statements.

Cash equivalents are considered all highly liquid investments purchased with a maturity of three months or less.

Certain reclassifications have been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. These reclassifications have no effect on income or Partner's capital.

Reference is made to the Partnership's annual report for the year ended December 31, 1993, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as disclosed herein.

2. RELATED PARTY TRANSACTIONS:
Subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow, as a Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of a Partnership property) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee, as defined, and the balance, if any, to the Unit Holders. Net Losses (exclusive of Net Losses from thesale or disposition of a Partnership property) shall be allocated 1% to the General Partner and 99% to the Unit Holders. Net Losses from the sale or disposition of a Partnership property (including provisions for value impairment) shall be allocated; first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total of such positive balances; and second, the balance if any, 1% to the General Partner and 99% to the Unit Holders. Notwithstanding, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain and loss during the existence of the Partnership. For the quarter and six months ended June 30, 1994, the General Partner was not allocated a Partnership Management Fee, but was allocated Net Losses from operations of approximately $2,100 and $2,600, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1994 are as follows:

                                                         Paid
                                                  Quarter  Six Months Payable
- - -----------------------------------------------------------------------------
Property management and leasing fees              $ 83,200  $162,400  $29,100
Reimbursement of property insurance premiums, at
 cost                                                6,100    41,000     None
Real estate commission (a)                            None      None   10,000
Reimbursement of expenses, at cost
(1) Accounting                                       6,300     9,300    3,300
(2) Investor communication                           2,600     4,500    1,100
(3) Legal                                           13,500    22,600     None
- - -----------------------------------------------------------------------------
                                                  $111,700  $239,800  $43,500
- - -----------------------------------------------------------------------------

(a) As of June 30, 1994, the Partnership owed $10,000 to the General Partner for a real estate commission earned in connection with the sale of one Partnership property. This commission has been accrued but not paid. Under the terms of the Partnership Agreement, this fee will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to the Unit Holders) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

3. RESTRICTED CASH AND CERTIFICATE OF DEPOSIT:
On June 24, 1994, the joint venture which owns Regency Park Shopping Center ("Regency Park"), in which the Partnership has a 25% interest, invested $150,000 in a restricted certificate of deposit which collateralizes a letter of credit for a construction allowance to a major new tenant which will occupy 40,150 leasable square feet at Regency Park. This amount, of which the Partnership's share is $37,500, will be reimbursed to the new tenant upon compliance of the lease section pertaining to this construction allowance, which includes the tenant's completion of all improvements, taking occupancy of the leased space and commencement of business.

Restricted cash represents tenant security deposits for the Partnership's New York property that are required to be placed in an interest-bearing account.

4. MORTGAGE LOANS PAYABLE:
The mortgage loan collateralized by the Glendale Center Shopping Mall has been further extended until September 1, 1994. All other terms of the loan remained the same.

The General Partner had been engaged in discussions with the mortgage holder regarding the restructuring of the mortgage loan collateralized by the Fashion Atrium Building ("Fashion Atrium"). The General Partner was unable to reach a mutual resolution regarding the restructuring of the loan and as a result, in April 1994, the Partnership received a notice of default from the mortgage holder. The General Partner intends to assist in the orderly conveyance of title of the property to the mortgage holder and is actively negotiating a Cash Collateral Use Agreement with the mortgage holder. As of June 30, 1994, accrued real estate taxes plus penalties and interest totalled approximately $1,615,000, of which the Partnership's proportionate share is approximately $807,500. The scheduled monthly payments of interest due on the loan were funded from Fashion Atrium's cash flow through June 1, 1994. As of the date of this report, the interest payment due on July 1, 1994 has been suspended. At the point in time in which the conveyance of title occurs, the Partnership would be relieved of its obligation under the mortgage loan of approximately $12,100,000 and any ownership in Fashion Atrium.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1993, for a discussion of the Partnership's business.

OPERATIONS
The Statements of Cash Flows presented in the financial statements represent a reconciliation of the changes in cash balances. Cash Flow, as defined in the Partnership Agreement, is generally not equal to Partnership net income or cash flows as determined under generally accepted accounting principles, since certain items are treated differently under the Partnership Agreement than under generally accepted accounting principles. Management believes that in order to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows, as defined by generally accepted accounting principles. The amount of Cash Flow and the return on Capital Investment are not indicative of actual distributions and actual returns on Capital Investment.

                                         Comparative Cash Flow Results
                                                          For the Six Months
                                For the Quarters Ended           Ended
                                  6/30/94     6/30/93     6/30/94     6/30/93
- - -------------------------------------------------------------------------------
Amount of Cash Flow (as
 defined in the Partnership
 Agreement)                     $    38,900 $   586,400 $   279,300 $   947,200
Capital Investment              $43,861,000 $43,861,000 $43,861,000 $43,861,000
Annualized return on Capital
 Investment (Cash Flow/Capital
 Investment)                          0.35%       5.35%       1.27%       4.32%
- - -------------------------------------------------------------------------------

The decrease in Cash Flow of approximately $547,500 and $667,900 for the quarter and six months ended June 30, 1994 when compared to the quarter and six months ended June 30, 1993 was primarily due to the following factors: 1) decreased rental revenues at the Fashion Atrium Building ("Fashion Atrium") and Glendale Center Shopping Mall ("Glendale"); 2) higher financing costs on the Partnership's variable rate loans due primarily to an increase in the interest rate on the mortgage loan collateralized by Fashion Atrium as a result of the receipt of a notice of default from the mortgage holder; 3) increased property operating expenses at Glendale of approximately $61,500 for the six months ended June 30, 1994 due primarily to an increase in utilities as a result of a colder winter in 1994 and 4) increased general and administrative expenses due to a provision for 1993 Indiana state and county income taxes being recorded in 1994. Partially offsetting the decrease in Cash Flow results was increased interest income earned on short-term investments.

Rental revenues at Glendale for the six months ended June 30, 1994 and 1993 were approximately $1,737,100 and $2,012,900, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $849,100 and $1,145,700, respectively. Rental revenues decreased primarily due to the recognition in 1993 of billings made for the collection of additional tenant reimbursements for real estate taxes paid in prior years.

Rental revenues at Fashion Atrium for the six months ended June 30, 1994 and 1993 were approximately $993,300 and $1,287,300, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $444,500 and $658,400, respectively. The decrease in rental revenues for the periods under comparison was due to a decrease in tenant expense reimbursements and a decrease in the quarterly and six-month average occupancy rates from 76% and 75%, respectively, in 1993 to 72% and 71%, respectively, in 1994.

Rental revenues at Regency for the six months ended June 30, 1994 and 1993 were approximately $261,600 and $274,800, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $129,500 and $135,100, respectively. Occupancy at Regency has remained stable at approximately 78% for both periods under comparison.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position as of June 30, 1994 when compared to December 31, 1993 was primarily the result of amounts being retained from Cash Flow to supplement working capital reserves reduced by expenditures made for capital and tenant improvements for the Partnership's properties. Liquid assets of the Partnership as of June 30, 1994 are comprised of amounts held for working capital purposes.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities decreased from $1,670,200 for the six months ended June 30, 1993 to $664,100 for the six months ended June 30, 1994. This decrease was primarily due to a delay in the collection of rents in 1994 when compared to 1993 as well as the decrease in Cash Flow as discussed above, partially offset by the timing of the payment of certain Partnership expenses.

The primary use of cash for investing activities is capital and tenant improvements made to the Partnership's properties. Net cash used for investing activities increased from $127,800 for the six months ended June 30, 1993 to $171,400 for the six months ended June 30, 1994 primarily due to the receipt in 1993 of proceeds from the sale of a parcel of land at Regency partially offset by a decrease in payments for capital and tenant improvements in 1994.

During the six months ended June 30, 1994, the Partnership spent approximately $171,400 for capital and tenant improvements and has budgeted to spend approximately $585,000 and $200,000 for the remainder of 1994 at Glendale and Regency, respectively. The General Partner feels that these improvements are necessary in order to preserve the physical integrity of these properties as well as to improve occupancy levels and maintain rental rates in very competitive markets. Generally, working capital reserves are maintained to fund these types of expenditures.

Net cash (used for) provided by financing activities changed from ($48,800) for the six months ended June 30, 1993 to $37,700 for the six months ended June 30, 1994 due primarily to an increase in security deposit collections.

Distributions to Limited Partners continue to be suspended to insure that the required cash is available when needed to fund anticipated capital and tenant improvements, potential mortgage principal paydowns and other liquidity requirements. All Cash Flow earned by the Partnership during the six months ended June 30, 1994 was retained to supplement working capital reserves. The General Partner views Cash Flow as one of the Partnership's best and least expensive sources of cash. For the quarter and six months ended June 30, 1994, the entire Cash Flow amounts of $38,900 and $279,300, respectively, were retained to supplement working capital reserves.

The mortgage loan collateralized by Glendale has been further extended until September 1, 1994. All other terms of the loan remained the same. The General Partner continues to discuss the possibility of receiving a longer-term extension with the existing lender and to pursue permanent financing opportunities with other potential lenders.

The General Partner had been engaged in discussions with the mortgage holder regarding restructuring of the mortgage loan collateralized by Fashion Atrium. The General Partner was unable to reach a mutual resolution regarding the restructuring of the loan and as a result, in April 1994, the Partnership received a notice of default from the mortgage holder. The General Partner intends to assist in the orderly conveyance of title of the property to the mortgage holder and is actively negotiating a Cash Collateral Use Agreement with the mortgage holder. At the point in time in which the conveyance of title occurs, the Partnership will be relieved of its obligation under the mortgage loan of approximately $12,100,000 and any ownership in Fashion Atrium.

                          PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:
- - -------   ---------------------------------

      (a) Exhibits: None

      (b) Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended June 30, 1994.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X

                             BY: FIRST CAPITAL FINANCIAL CORPORATION
                                 GENERAL PARTNER


Date: August 12, 1994        By: /s/          DOUGLAS CROCKER II
      ---------------            --------------------------------------------
                                              DOUGLAS CROCKER II
                                    President and Chief Executive Officer


Date: August 12, 1994         By: /s/           MICHAEL J. MCHUGH
      ---------------             ---------------------------------------------
                                                MICHAEL J. MCHUGH
                                            Senior Vice President and
                                             Chief Financial Officer