Form 10-Q
period 1994-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 1994-11-14
CIK 750301

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the period ended                    September 30, 1994
                       ---------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

Commission File Number:                           0-14121
                      ----------------------------------------------------

               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X
- - --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                            59-2417973
- - -------------------------------                          --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois        60606-2607
- - ------------------------------------------------------- ---------------------
(Address of principal executive offices)                       (Zip Code)

                                (312)  207-0020
- - -----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
- - -----------------------------------------------------------------------------
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                    September 30,
                                                        1994      December 31,
                                                     (Unaudited)      1993
- - ------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $11,037,500  $11,037,500
 Buildings and improvements                           37,729,600   37,504,000
- - ------------------------------------------------------------------------------
                                                      48,767,100   48,541,500
Accumulated depreciation and amortization            (11,177,200) (10,268,000)
- - ------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       37,589,900   38,273,500
Cash and cash equivalents                              5,378,700    5,051,700
Restricted cash and certificate of deposit               427,400      261,100
Rents receivable                                         569,300      691,700
Escrow deposits                                           39,800       39,800
Prepaid expenses                                         160,500        6,000
Other assets (primarily loan acquisition costs net
 of accumulated amortization of $313,000 and
 $279,300, respectively)                                  38,300       72,000
- - ------------------------------------------------------------------------------
                                                     $44,203,900  $44,395,800
- - ------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                              $27,179,300  $26,794,900
 Accounts payable and accrued expenses                 1,132,000    1,131,100
 Due to Affiliates                                        33,000       52,200
 Security deposits                                       401,500      275,600
 Other liabilities                                        51,600       62,700
- - ------------------------------------------------------------------------------
                                                      28,797,400   28,316,500
- - ------------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                        (249,800)    (243,100)
 Limited Partners (43,861 Units authorized, issued
  and outstanding)                                    15,656,300   16,322,400
- - ------------------------------------------------------------------------------
                                                      15,406,500   16,079,300
- - ------------------------------------------------------------------------------
                                                     $44,203,900  $44,395,800
- - ------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1994
and the year ended December 31, 1993
(Unaudited)
(All dollars rounded to nearest 00s)

                                       General     Limited
                                       Partner    Partners       Total
- - --------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1993                      $(177,800) $22,789,600  $22,611,800
Net (loss) for the
 year ended
 December 31, 1993                      (65,300)  (6,467,200)  (6,532,500)
- - --------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1993                     (243,100)  16,322,400   16,079,300
Net (loss) for the nine months ended
 September 30, 1994                      (6,700)    (666,100)    (672,800)
- - --------------------------------------------------------------------------
Partners' (deficit) capital,
 September 30, 1994                   $(249,800) $15,656,300  $15,406,500
- - --------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                        1994        1993
- - ---------------------------------------------------------------------------
Income:
 Rental                                              $1,424,700  $1,801,600
 Interest                                                60,800      31,700
- - ---------------------------------------------------------------------------
                                                      1,485,500   1,833,300
- - ---------------------------------------------------------------------------
Expenses:
 Interest                                               508,900     348,200
 Depreciation and amortization                          307,600     296,000
 Property operating                                     459,200     476,100
 Real estate taxes and insurance                        343,800     359,600
 Repairs and maintenance                                166,100     150,600
 General and administrative                              34,900      42,000
- - ---------------------------------------------------------------------------
                                                      1,820,500   1,672,500
- - ---------------------------------------------------------------------------
Net (loss) income                                    $ (335,000) $  160,800
- - ---------------------------------------------------------------------------
Net (loss) income allocated to General Partner       $   (3,400) $    1,600
- - ---------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners      $ (331,600) $  159,200
- - ---------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners per
 Unit (43,861 Units authorized, issued and
 outstanding)                                        $    (7.56) $     3.63
- - ---------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                       1994        1993
- - ----------------------------------------------------------------------------
Income:
 Rental                                             $4,416,700  $ 5,376,600
 Interest                                              150,600       83,300
- - ----------------------------------------------------------------------------
                                                     4,567,300    5,459,900
- - ----------------------------------------------------------------------------
Expenses:
 Interest                                            1,304,400    1,058,300
 Depreciation and amortization                         942,900      980,400
 Property operating                                  1,318,800    1,288,700
 Real estate taxes and insurance                     1,047,600    1,071,000
 Repairs and maintenance                               490,800      488,500
 General and administrative                            135,600      132,200
- - ----------------------------------------------------------------------------
                                                     5,240,100    5,019,100
- - ----------------------------------------------------------------------------
Net (loss) income before (loss) on sale of land
 parcel and provision for value impairment            (672,800)     440,800
(Loss) on sale of land parcel                                       (20,800)
Provision for value impairment                                   (5,500,000)
- - ----------------------------------------------------------------------------
Net (loss)                                          $ (672,800) $(5,080,000)
- - ----------------------------------------------------------------------------
Net (loss) allocated to General Partner             $   (6,700) $   (50,800)
- - ----------------------------------------------------------------------------
Net (loss) allocated to Limited Partners            $ (666,100) $(5,029,200)
- - ----------------------------------------------------------------------------
Net (loss) allocated to Limited Partners per Unit
 (43,861 Units authorized, issued and outstanding)  $   (15.19) $   (114.66)
- - ----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1994        1993
- - -----------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss)                                          $ (672,800) $(5,080,000)
 Adjustments to reconcile net (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                         942,900      980,400
  Loss on sale of land parcel                                         20,800
  Provision for value impairment                                   5,500,000
  Changes in assets and liabilities:
  Decrease in rents receivable                          122,400      198,600
  (Increase) in restricted cash and certificate of
   deposit                                             (166,300)      (2,700)
  (Increase) decrease in prepaid expenses              (154,500)     441,700
  Decrease in other assets, net of accumulated
   amortization                                                       19,200
  Increase in accounts payable and accrued expenses         900      214,000
  (Decrease) increase in due to Affiliates              (19,200)      24,100
  (Decrease) in other liabilities                       (11,100)     (36,400)
- - -----------------------------------------------------------------------------
   Net cash provided by operating activities             42,300    2,279,700
- - -----------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements          (225,600)    (277,100)
 Proceeds from the sale of land parcel                                76,700
- - -----------------------------------------------------------------------------
   Net cash (used for) investing activities            (225,600)    (200,400)
- - -----------------------------------------------------------------------------
Cash flows from financing activities:
 Net proceeds from mortgage loans payable               408,800
 Principal payments on mortgage loans payable           (24,400)     (69,700)
 Increase in security deposits                          125,900       10,100
- - -----------------------------------------------------------------------------
   Net cash provided by (used for) financing
    activities                                          510,300      (59,600)
- - -----------------------------------------------------------------------------
Net increase in cash and cash equivalents               327,000    2,019,700
Cash and cash equivalents at the beginning of the
 period                                               5,051,700    2,676,500
- - -----------------------------------------------------------------------------
Cash and cash equivalents at the end of the period   $5,378,700  $ 4,696,200
- - -----------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                     $1,015,600  $ 1,099,600
- - -----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1994
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1994 are not necessarily indicative of the operating results for the year ending December 31, 1994.

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

Certain reclassifications have been made to the previously reported 1993 financial statements in order to provide comparability with the 1994 financial statements. These reclassifications have no effect on income or Partners' capital.

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

2. RELATED PARTY TRANSACTIONS:

Subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow, as a Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of a Partnership property) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee, as defined, and the balance, if any, to the Unit Holders. Net Losses (exclusive of Net Losses from the sale or disposition of a Partnership property) shall be allocated 1% to the General Partner and 99% to the Unit Holders. Net Losses from the sale or disposition of a Partnership property (including provisions for value impairment) shall be allocated; first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total of such positive balances; and second, the balance if any, 1% to the General Partner and 99% to the Unit Holders. Notwithstanding, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain and loss during the existence of the Partnership. For the quarter and nine months ended September 30, 1994, the General Partner was not allocated a Partnership Management Fee, but was allocated Net Losses from operations of approximately $3,400 and $6,700, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1994 are as follows:

                                                        Paid
                                                  -----------------
                                                             Nine
                                                  Quarter   Months  Payable
- - ---------------------------------------------------------------------------
Property management and leasing fees              $ 79,200 $241,600 $18,600
Reimbursement of property insurance premiums, at
 cost                                               22,400   63,400    None
Real estate commission (a)                            None     None  10,000
Reimbursement of expenses, at cost
 (1) Accounting                                      5,000   14,300   3,300
 (2) Investor communication                          1,000    5,500   1,100
 (3) Legal                                           6,200   28,800    None
- - ---------------------------------------------------------------------------
                                                  $113,800 $353,600 $33,000
- - ---------------------------------------------------------------------------

(a) As of September 30, 1994, the Partnership owed $10,000 to the General Partner for a real estate commission earned in connection with the sale of one Partnership property. This commission has been accrued but not paid. Under the terms of the Partnership Agreement, this fee will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to the Unit Holders) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

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

4. MORTGAGE LOANS PAYABLE:

The maturity date of the mortgage loan collateralized by the Glendale Center Shopping Mall ("Glendale") had previously been extended with the existing lender until October 3, 1994. On October 27, 1994, the joint venture which owns Glendale made a $4,300,000 principal payment to this lender, of which the Partnership's proportionate share was $2,150,000. This principal payment, along with the payment of a $50,000 fee, further extended the loan's maturity to November 30, 1994. The joint venture has received a verbal commitment from a new lender for a $17,000,000 loan. The joint venture is entitled to exercise one 2-month extension of the maturity date to January 31, 1995 with the existing lender if the new loan does not close by November 30, 1994, provided that the joint venture pays an additional principal payment of $3,700,000 and a $50,000 fee.

The General Partner had been engaged in discussions with the mortgage holder regarding the restructuring of the mortgage loan collateralized by the Fashion Atrium Building ("Fashion Atrium"). The General Partner was unable to reach a mutual resolution regarding the restructuring of the loan and as a result, in April 1994, the Partnership received a notice of default from the mortgage holder. On August 25, 1994, FANY Seventh Avenue Associates ("FANY"), the joint venture which owns Fashion Atrium and in which the Partnership has a 50% interest, executed a Cash Collateral Use Agreement (the "Agreement") with the mortgage holder. Upon execution of the Agreement, FANY transferred approximately $1,311,000, of which the Partnership's proportionate share is approximately $655,500, of accumulated cash flow through July 31, 1994 to a safekeeping account under sole control of the mortgage holder. In addition, the mortgage holder made a protective advance to FANY in the amount of approximately $2,313,200, of which the Partnership's proportionate share is approximately $1,156,600, for the payment of accrued real estate taxes plus penalties and interest. FANY is currently assisting in the orderly conveyance of title of the property to the mortgage holder within the context of a pre-packaged Chapter 11 bankruptcy case (the "Bankruptcy") filed on October 14, 1994 in the United States Bankruptcy Court for the Southern District of New York. A confirmation hearing on the pre-packaged plan is scheduled for November 22, 1994. It is anticipated that conveyance of title of the property will occur pursuant to the terms and conditions of the confirmed plan prior to 1995. At the point in time in which the conveyance of title occurs, the Partnership will be relieved of its obligation under the mortgage loan of approximately $13,269,100 less amounts held in safekeeping. As of September 30, 1994, the assets and liabilities of FANY totalled approximately $25,461,200 and $26,618,300, respectively, of which the Partnership's proportionate share is approximately $12,730,600 and $13,309,300, respectively. Upon consummation of the Bankruptcy, the assets and liabilities of FANY will be conveyed to the mortgage holder.

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

                                        Comparative Cash Flow Results
                                       For the                  For the
                                   Quarters Ended          Nine Months Ended
                                 9/30/94      9/30/93     9/30/94     9/30/93
- - -------------------------------------------------------------------------------
Amount of Cash Flow (deficit)
 (as defined in the
 Partnership Agreement)        $   (33,500) $   444,200 $   245,700 $ 1,391,400
Capital Investment             $43,861,000  $43,861,000 $43,861,000 $43,861,000
Annualized return on Capital
 Investment (Cash
 Flow/Capital Investment)          (0.20)%        4.05%       0.75%       4.23%
- - -------------------------------------------------------------------------------

The decreases in Cash Flow results of approximately $477,700 and $1,145,700 for the quarter and nine months ended September 30, 1994, respectively, when compared to the quarter and nine months ended September 30, 1993 were primarily due to the following factors: 1) decreased rental revenues at all of the Partnership's properties; 2) higher interest expense on the Partnership's variable rate loans due primarily to an increase in the interest rate on the mortgage loan collateralized by the Fashion Atrium building ("Fashion Atrium") as a result of the receipt of a notice of default from the mortgage holder and
3) increased property operating expenses at Glendale Center Shopping Mall ("Glendale") due primarily to an increase in utilities as a result of a more severe winter in 1994. Partially offsetting the decreases in Cash Flow results was increased interest income earned on short-term investments.

Rental revenues at Glendale for the nine months ended September 30, 1994 and 1993 were approximately $2,617,200 and $3,065,600, respectively, and for the quarters ended September 30, 1994 and 1993 were approximately $880,100 and $1,052,700, respectively. Rental revenues are less in 1994 primarily due to the 1993 billings of additional tenant reimbursements for real estate taxes paid in prior years.

Rental revenues at Fashion Atrium for the nine months ended September 30, 1994 and 1993 were approximately $1,405,700 and $1,903,500, respectively, and for the quarters ended September 30, 1994 and 1993 were approximately $412,400 and $616,100, respectively. The decrease in rental revenues for the periods under comparison was due to a decrease in tenant expense reimbursements and a decrease in the quarterly and nine-month average occupancy rates from 78% and 77%, respectively, in 1993 to 74% and 72%, respectively, in 1994.

Rental revenues at Regency Park Shopping Center ("Regency") for the nine months ended September 30, 1994 and 1993 were approximately $393,800 and $407,500, respectively, and for the quarters ended September 30, 1994 and 1993 were approximately $132,200 and $132,800, respectively. Occupancy at Regency has remained stable at approximately 78% for both periods under comparison.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position as of September 30, 1994 when compared to December 31, 1993 was primarily the result of net cash provided by operating activities exceeding expenditures made for capital and tenant improvements for the Partnership's properties. Liquid assets of the Partnership as of September 30, 1994 are comprised of amounts held for working capital.

Net cash provided by operating activities decreased from $2,279,700 for the nine months ended September 30, 1993 to $42,300 for the nine months ended September 30, 1994. This decrease was primarily due to the decrease in Cash Flow from operating activities discussed above and to a lesser extent the payment of certain partnership expenses.

The primary use of cash for investing activities is capital and tenant improvements made to the Partnership's properties. Net cash used for investing activities increased from $200,400 for the nine months ended September 30, 1993 to $225,600 for the nine months ended September 30, 1994. Payments for capital and tenant improvements decreased in 1994 when compared to 1993, however, 1993 net cash used for investing activities includes the receipt of proceeds from the sale of a parcel of land at Regency.

During the nine months ended September 30, 1994, the Partnership spent $225,600 for capital and tenant improvements and has budgeted to spend approximately $400,000 and $100,000 for the remainder of 1994 at Glendale and Regency, respectively. The General Partner feels that these improvements are necessary in order to preserve the physical integrity of these properties as well as to improve occupancy levels and maintain rental rates in very competitive markets. Generally, working capital reserves are maintained to fund these types of expenditures.

Net cash (used for) provided by financing activities changed from $(59,600) for the nine months ended September 30, 1993 to $510,300 for the nine months ended September 30, 1994 due primarily to net proceeds received from the mortgage loan collateralized by Fashion Atrium as discussed below and an increase in security deposit collections.

The maturity date of the mortgage loan collateralized by Glendale had previously been extended with the existing lender until October 3, 1994. On October 27, 1994, the joint venture which owns Glendale made a $4,300,000 principal payment to this lender, of which the Partnership's proportionate share was $2,150,000. This principal payment, along with the payment of a $50,000 fee, further extended the loan's maturity to November 30, 1994. The joint venture has received a verbal commitment from a new lender for a $17,000,000 loan. The joint venture is entitled to exercise one 2-month extension of the maturity date to January 31, 1995 with the existing lender if the new loan does not close by November 30, 1994, provided that the joint venture pays an additional principal payment of $3,700,000 and a $50,000 fee. The Partnership's 50% share of the $4,300,000 principal payment was funded by working capital.

The General Partner had been engaged in discussions with the mortgage holder regarding restructuring of the mortgage loan collateralized by Fashion Atrium. The General Partner was unable to reach a mutual resolution regarding the restructuring of the loan and as a result, in April 1994, the Partnership received a notice of default from the mortgage holder. On August 25, 1994, FANY Seventh Avenue Associates ("FANY") , the joint venture which owns Fashion Atrium and in which the Partnership has a 50% interest, executed a Cash Collateral Use Agreement with the mortgage holder. Upon execution of the Agreement, FANY transferred accumulated cash flow through July 31, 1994 to a safekeeping account under sole control of the mortgage holder. In addition, the mortgage holder made a protective advance to FANY for the payment of accrued real estate taxes plus penalties and interest. FANY is currently assisting in the orderly conveyance of title of the property to the mortgage holder within the context of a pre-packaged Chapter 11 bankruptcy case filed on October 14, 1994 in the United States Bankruptcy Court for the Southern District of New York. A confirmation hearing on the pre-packaged plan is scheduled for November 22, 1994. It is anticipated that conveyance of title of the property will occur pursuant to the terms and conditions of the confirmed plan prior to 1995. At the point in time in which the conveyance of title occurs, the Partnership will be relieved of its obligation under the mortgage loan.

Distributions to Limited Partners continue to be suspended to insure that the required cash is available when needed to fund anticipated capital and tenant improvements and potential mortgage principal paydowns. For the nine months ended September 30, 1994, the entire Cash Flow amount of $245,700 was retained to supplement working capital reserves. The General Partner views Cash Flow as one of the Partnership's best and least expensive sources of cash. The General Partner believes that the Partnership's current cash position along with any additional amounts retained from future Cash Flow will be sufficient to cover budgeted expenditures as well as any other liquidity requirements which may reasonably be foreseen.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
- - -------  ---------------------------------

      (a) Exhibits: None

      (b) Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended September 30, 1994.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X

                              BY: FIRST CAPITAL FINANCIAL CORPORATION
                                  GENERAL PARTNER


Date:  November 11, 1994      By: /s/     DOUGLAS CROCKER II
       -----------------          --------------------------------------
                                          DOUGLAS CROCKER II
                                  President and Chief Executive Officer


Date:  November 11, 1994      By: /s/      NORMAN M. FIELD
       -----------------          --------------------------------------
                                           NORMAN M. FIELD
                                  Vice President - Finance and Treasurer