Form 10-K
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 1995-03-30
CIK 750301

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-K


    [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended            December 31, 1994
                                     -----------------------------------------

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                  to
                                          ------------------------------------

           Commission file number                    0-14121
                                  --------------------------------------------

               First Capital Income Properties, Ltd. - Series X
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                        59-2417973
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Two North Riverside Plaza, Suite 950, Chicago, Illinois         60606-2607
-------------------------------------------------------      ----------------
      (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code            (312) 207-0020
                                                             ----------------

Securities registered pursuant to
Section 12(b) of the Act:                                          NONE
                                                             ----------------

Securities registered pursuant to
Section 12(g) of the Act:                              Limited Partnership Units
                                                       -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO
                                       -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated September 25, 1984, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part IV of this report.

The Partnership's Report on Form 8-K dated December 9, 1994, reporting the disposition of the Fashion Atrium Building, located in New York, New York, is incorporated herein by reference in Part IV of this report.

The Partnership's Report on Form 8-K dated April 10, 1992, describing the disposition of the 1270 Broadway Building, located in New York, New York, is incorporated herein by reference in Part IV of this report.

Exhibit Index -- Page A-1
-------------------------

                                    PART I

ITEM 1.  BUSINESS
-------  --------

First Capital Income Properties, Ltd. - Series X (the "Partnership"), is a limited partnership organized in May, 1984 under the Florida Uniform Limited Partnership Act. The Partnership sold $43,861,000 in Limited Partnership Units (the "Units") to the public from September, 1984 through September, 1985, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration Statement No. 2-92364). Capitalized terms used in this report have the same meaning as those terms have in this Registration Statement.

The business of the Partnership is to invest primarily in existing, improved, income-producing commercial real estate such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of income-producing real estate. From May, 1985 to February, 1988, the Partnership made one real property investment, purchased 50% interests in two joint ventures with Affiliated partnerships which each made one real property investment and purchased a 25% interest in one joint venture with an Affiliated partnership which made one real property investment. In April 1992 the Partnership sold its one real property investment, the 1270 Broadway Building ("1270 Broadway"). On December 9, 1994 the Partnership disposed of its joint venture interest in the Fashion Atrium Building ("Fashion Atrium").

Property management services for certain of the Partnership's real estate investments are provided by Affiliates of the General Partner, for fees calculated as a percentage of gross rents received from the properties.

The real estate business is highly competitive. The results of operations of the Partnership depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of those tenants. Properties owned by the Partnership frequently compete for tenants with similar properties owned by others.

The Partnership directly or through joint ventures in which it has invested, employs 41 people for on-site property maintenance and administration.

ITEM 2.  PROPERTIES (a)(b)
-------  -----------------

As of December 31, 1994, the Partnership owns through joint ventures, the following two properties, which are each owned in fee simple and encumbered by a mortgage. For complete details of the material terms of the encumbrances, refer to Note 4 of Notes to Financial Statements.

                                                             Net Leasable     Number of
         Property Name                    Location            Sq. Footage    Tenants (c)
---------------------------------   ---------------------    ------------    -----------
Shopping Centers:
-----------------

Glendale Center Shopping Mall (d)   Indianapolis, Indiana       649,253         60  (2)

Regency Park Shopping Center (e)    Jacksonville, Florida       329,858         18  (3)


Notes:
------
(a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to Item 7.

-------  ------------------------------

Notes:
------

(b) For Federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property over useful lives ranging from 18 years to 40 years, utilizing either the Accelerated Cost Recovery System or straight-line method. Other depreciable assets are depreciated over their applicable recovery periods. The Partnership's portion of real estate taxes for the Glendale Center Shopping Mall ("Glendale") and Regency Park Shopping Center ("Regency") were approximately $423,700 and $65,900, respectively for the year ended December 31, 1994. In the opinion of the General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

(c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

(d) The Partnership owns a 50% joint venture interest in this property.

(e) The Partnership owns a 25% joint venture interest in this property.

The following table sets forth occupancy rates for the Partnership's properties as of December 31 for each of the last five years:


      Property Name         1994      1993      1992      1991      1990
    -----------------       ----      ----      ----      ----      ----
    Glendale Center
      Shopping Mall          93%       87%       92%       90%       95%

    Regency Park
      Shopping Center        89%       78%       78%       84%       88%

The amounts in the following table represent the Partnership's properties' average annual rentals per square foot for each of the last five years ended December 31 and are computed by dividing each property's base rental revenues by its average occupied square footage:


      Property Name         1994      1993      1992      1991      1990
    -----------------       -----     -----     -----     -----     -----
    Glendale Center
      Shopping Mall         $5.55     $4.95     $5.47     $5.63     $5.58

    Regency Park
      Shopping Center       $6.34     $6.85     $6.97     $6.50     $6.61

-------  ------------------------------

The following table summarizes the principal provisions of the leases for the tenants which occupy more than ten percent of the rentable square footage at the Partnership's two remaining properties:

                                                                         Percentage
                                                                           of Net        Renewal
                                          Partnership's                   Leasable       Options
                                            Share of       Expiration      Square        (Renewal
                                              Rent          Date of        Footage      Options/
                                            for 1995         Lease        Occupied        Years)
                                          -------------    ----------    ----------     ----------
    Glendale Center Shopping Mall
    -----------------------------

      L. S. Ayres & Co.
        (department store sales)            $  194,100      1/31/2001        37%           2/30
      Lazarus
        (department store sales)            $  128,700      1/31/2001        26%           2/30

    Regency Park Shopping Center
    ----------------------------

      Publix (a)
        (grocery store sales)               $   71,700      1/15/2005        26%           None
      Service Merchandise
        (department store sales)            $   87,500      2/28/2009        14%           None
      Baby Superstore
        (wholesale baby furnishings)        $   35,100      9/30/2004        12%           3/5

        (a) This tenant does not physically occupy any space at this property but continues to pay rent.

-------  ------------------------------

The following sets forth the Partnership's portion of lease expirations (assuming no lease renewals) for the Partnership's properties, through the year ended December 31, 2004:

                                               Base Rents
                                               in Year of    % of Total
                     Number of                 Expiration    Base Rents
            Year      Tenants    Square Feet       (a)      Collected (b)
            ----     ---------   -----------   ----------   -------------
            1995         9          24,831      $  46,307        2.27%
            1996        12          41,780      $  82,844        4.32%
            1997         6          42,210      $  43,967        2.40%
            1998         8          14,883      $ 116,769        6.43%
            1999         4           7,484      $  17,427        1.02%
            2000         6          13,794      $  68,823        4.27%
            2001         8         443,023      $ 100,574        8.66%
            2002         4          22,291      $ 114,678       11.52%
            2003         6          15,435      $  94,020       11.84%
            2004        10          74,321      $ 153,933       20.83%

    (a) Represents Partnership's portion of rents to be received, through the date of expiration, on expiring leases each year.

    (b) Represents the rents to be received on expiring leases as a percentage of the total base rents expected to be collected for each year.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

(a & b) The Partnership and its properties are not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1994. Ordinary routine litigation incidental to the business which is not deemed material was maintained during the quarter ended December 31, 1994.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

(a,b,c & d)   None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
-------  ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for the Units.

As of March 1, 1995, there were 3,758 Holders of the Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          ---------------------------------------------------------------
                             1994         1993         1992         1991         1990
------------------------------------------------------------------------------------------
Total revenues            $ 5,913,000  $ 7,177,200  $ 8,121,700  $10,201,300  $10,274,500
Net (loss)                $  (949,100) $(6,532,500) $  (149,100) $(5,581,700) $  (305,800)
Net (loss) allocated to
 Limited Partners         $(1,192,200) $(6,467,200) $  (155,300) $(5,525,900) $  (302,700)
Net (loss) allocated to
 Limited Partners per
 Unit (43,861 Units
 issued and outstanding)  $    (27.18) $   (147.45) $     (3.54) $   (125.99) $     (6.90)
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $24,728,800  $38,273,500  $46,067,100  $55,116,000  $61,970,100
Number of real property
 interests owned at
 December 31                        2            3            3            4            4
Total assets              $26,495,200  $44,395,800  $50,612,200  $60,010,500  $65,974,200
Mortgage loans payable    $10,648,600  $26,794,900  $26,831,200  $35,649,300  $35,675,000
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $   651,400  $ 1,732,300  $ 1,555,200  $ 1,800,900  $ 1,469,700
Distributions to Limited
 Partners per Unit
 (43,861 Units issued
 and outstanding)                None         None         None         None  $     26.25
Return of Capital to
 Limited Partners per
 Unit (43,861 Units
 issued and outstanding)
 (b)                             None         None         None         None  $     26.25
------------------------------------------------------------------------------------------

Reconciliation of Cash Flow (as defined in the Partnership Agreement) to net cash provided by operating activities:

                                    For the Years Ended December 31,
                          -------------------------------------------------------
                            1994       1993       1992        1991        1990
---------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $651,400  $1,732,300 $1,555,200  $1,800,900  $1,469,700
Items of reconciliation:
 Principal payments on
  mortgage loans payable    33,800      36,300     30,600      25,700
 Changes in assets and
  liabilities:
  Decrease (increase) in
   current assets          334,700     792,900    731,300  (1,024,700)    533,600
  (Decrease) increase in
   current liabilities    (542,900)    356,900    (89,400)   (289,600)    438,000
---------------------------------------------------------------------------------
Net cash provided by
 operating activities     $477,000  $2,918,400 $2,227,700  $  512,300  $2,441,300
---------------------------------------------------------------------------------

(a) Cash Flow is defined in the Partnership Agreement as all revenues from operations (excluding tenant deposits, proceeds from the sale, disposition or financing of any Partnership properties and proceeds from the refinancing of any Partnership indebtedness), minus all expenses (including Operating Expenses, payments of principal and interest on any Partnership indebtedness, and any reserves of revenues from operations deemed reasonably necessary by the General Partner), except depreciation and amortization expenses, capital expenditures and the General Partner's Partnership Management Fee.
(b) To the extent cash distributions exceed net income, such excess distributions are treated as a return of capital.

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 to A-6 and the supplemental schedule on pages A-7 and A-8 in this report.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The ordinary business of the Partnership is expected to pass through three phases: (i) Offering of Units and investment in properties, (ii) operation of properties and (iii) sale or other disposition of properties.

The Partnership commenced the Offering of Units on September 25, 1984 (inception), and terminated the Offering on September 24, 1985, upon the sale of 43,861 Units. From May, 1985 to February, 1988 the Partnership acquired four real property interests, including two 50% joint venture interests and one 25% joint venture interest. The Partnership, in addition to being in the operation of properties phase, entered the third phase of its business upon the sale of 1270 Broadway in 1992. In addition on December 9, 1994 the Fashion Atrium Building was disposed of through the orderly conveyance of title to the mortgage holder.

OPERATIONS
The statements of cash flows presented in the financial statements represent a reconciliation of the changes in cash balances. Cash Flow, as defined in the Partnership Agreement, is generally not equal to Partnership net income or cash flows as determined under generally accepted accounting principles, since certain items are treated differently under the Partnership Agreement than under generally accepted accounting principles. Management believes that in order to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined by the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows, as defined by generally accepted accounting principles. The amount of Cash Flow and the return on Capital Investment are not indicative of actual distributions and actual returns on Capital Investment.

As the Partnership progresses through the disposition phase, the General Partner continues to analyze, and if necessary adjust for, the differences between the market values and the carrying bases of the Partnership's properties. As a result of the current year analysis, the Partnership has recorded a provision for value impairment for Regency of approximately $750,000 as of December 31, 1994. The General Partner will continue to evaluate real estate market conditions affecting each of the Partnership's properties, in its efforts to maximize the realization of proceeds on their eventual disposition. The recording of the provision for value impairment does not impact cash flows as defined by generally accepted accounting principles or Cash Flow as defined by the Partnership Agreement (see Note 8 of Notes to Financial Statements for additional information).

                                           Comparative Cash Flow Results
                                                For the Years Ended
                                        -----------------------------------
                                         12/31/94    12/31/93    12/31/92
---------------------------------------------------------------------------
Amount of Cash Flow (as defined in the
 Partnership Agreement)                 $   651,400 $ 1,732,300 $ 1,555,200
Capital Investment                      $43,861,000 $43,861,000 $43,861,000
Return on Capital Investment (Cash
 Flow/Capital Investment)                     1.49%       3.95%       3.55%
---------------------------------------------------------------------------

Comparisons of Cash Flow and operating results between the years presented in the above table are complicated by the sale of the 1270 Broadway in April, 1992 and, to a lesser extent, the orderly conveyance of title to the mortgage holder of Fashion Atrium within the context of a pre-packaged Chapter 11 bankruptcy plan on December 9, 1994. The sale of the 1270 Broadway Building accounted for the significant decreases in rental income, interest expense, real estate tax expense, repairs and maintenance and property operating expenses from 1992 to 1993. The deterioration of operating results at Fashion Atrium, prior to its transfer to the mortgage holder, accounted for certain of the decreases in these categories from 1993 to 1994.

Cash Flow results for the year ended December 31, 1994 when compared to the year ended December 31, 1993 decreased $1,080,900. This decrease was primarily caused by lower Cash Flow results at Glendale, Fashion Atrium, and Regency of $720,200, $392,100 and $36,400, respectively. Partially offsetting the decrease in Cash Flow results from 1993 to 1994 was an increase in interest income of $61,100 due to a trend in higher interest rates earned on short-term investments.

Cash Flow results for the year ended December 31, 1993 increased approximately $132,600 when compared to the year ended December 31, 1992, excluding the 1992 operating results of 1270 Broadway. Factors contributing to the increase were:
1) decreased real estate taxes at Glendale; 2) decreased real estate taxes at Fashion Atrium due to a 20% decrease in the assessed value of the property, offset by a slight increase in the applicable tax rate; 3) lower financing costs on the Partnership's variable rate mortgage loans due to a decline in lending rates; 4) increased rental revenues at Glendale; 5) decreased property operating expenses at all of the Partnership's properties and 6) decreased general and administrative expenses due to charges of approximately $56,600 recorded in 1992 for Indiana state and county income taxes for the tax years 1989 and 1990. Partially offsetting the increase in Cash Flow results were decreased rental revenues at Fashion Atrium and Regency and increased repair and maintenance expenses at Glendale and Fashion Atrium.

Rental revenues for Glendale for the years ended December 31, 1994, 1993 and 1992 were approximately $3,532,000, $4,038,800, and $3,738,200, respectively.
The factors which contributed to the decrease in rental revenues from 1993 to 1994 were: 1) a decrease in real estate tax and operating expense escalation income of $409,700 as a result of a 1994 adjustment of previously billed 1993 amounts which had been overestimated; 2) the receipt by the Partnership in 1993 of $81,000 from a tenant relating to a lease settlement and 3) a slight decrease in the average annual occupancy rate from 88% in 1993 to 87% in 1994. Additional factors contributing to the decrease in Cash Flow results for this property for the year ended December 31, 1994 were: 1) an increase in operating expenses of $62,600 primarily due to an increase in promotional expenditures in order to attract new tenants and 2) an increase in debt service of $159,000 due to a slightly higher variable interest rate and loan extension costs incurred during the year. Despite a decrease in the average annual occupancy rate from 92% in 1992 to 88% in 1993, rental revenues increased from 1992 to 1993 due to the receipt in 1993 of prior years' tenant expense reimbursements. The decrease in real estate tax expense from 1992 to 1993 was due to the fact that the 1992 real tax expense included an increase in the tax rate imposed by the local taxing authority and the recognition of additional real estate tax expense in connection with the outcome of the Partnership's protest of the 1989 and 1990 tax assessments. A portion of these increased expenses had been offset by tenant reimbursements, whereby certain tenants were charged a pro rata amount of the costs based upon their individual lease agreements. The decrease in debt service from 1992 to 1993 was due to a decrease in variable rate debt service costs. The average annual interest rate decreased from 5.2% in 1992 to 4.73% in 1993.

Rental revenues for Fashion Atrium for the years ended December 31, 1994, 1993, and 1992 were approximately $1,676,800, $2,476,300, and $3,061,500, respectively. Average annual occupancy rates for 1994, 1993 and 1992 were 72%, 77% and 83%, respectively. Fashion Atrium's tenant base has experienced significant changes over the last several years as a result of the economic downturn in New York City, particularly within the fashion garment industry. Rental revenues have decreased over the period from 1992 to 1994 due to a decline in the average effective annual rental rates charged on new tenant leases and on tenant renewals resulting from increased competition from other properties. Partially offsetting the decrease in rental revenues for this

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) property from 1993 to 1994 was: 1) a decrease in property operating expenses of $135,000 due primarily to the decrease in occupancy and 2) a decrease of $274,100 in debt service charged to Cash Flow for the year ended December 31, 1994 due to the General Partner's decision to discontinue regularly scheduled interest payments after May 31, 1994. The average interest rate was 5.3% on the variable rate loan through the five months ended May 31, 1994. Due to a decline in mortgage lending rates, the Partnership incurred a decrease in financing costs in 1993 when compared to 1992 on the variable rate loan collateralized by Fashion Atrium. The average rates on this loan were 5.1% and 4.51%, in 1992 and 1993, respectively.

Rental revenues for Regency for the years ended December 31, 1994, 1993 and 1992 were $523,300 $542,200 and $655,000, respectively. In addition to the decrease in rental revenues, property operating expenses and repairs and maintenance expenses increased in the amounts of $10,600 and $6,800, respectively. The average annual occupancy rate for 1994 was 79%. Rental revenues decreased from 1992 to 1993 primarily due to a decrease in the annual average occupancy rate from 90% in 1992 to 78% in 1993, resulting from the loss of a major tenant in late 1992 which occupied approximately 12% of the leasable square footage.

Rental revenues for the 1270 Broadway Building for the year ended December 31, 1992 were $547,300.

The rate of inflation has remained relatively stable and has had a minimal impact on the operating results of the Partnership. The nature of various tenant lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for: 1) annual rent increases based on the Consumer Price Index or graduated rental increases;
2) percentage rentals for shopping centers, for which the Partnership receives as additional rent a percentage of a tenant's sales over predetermined breakeven amounts; and 3) total or partial tenant reimbursement of property operating expenses and real estate taxes.

LIQUIDITY AND CAPITAL RESOURCES
The decrease in the Partnership's cash position as of December 31, 1994 when compared to December 31, 1993 was primarily due to the partial principal paydowns on the mortgage loan collateralized by Glendale. Liquid assets of the Partnership as of December 31, 1994 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities decreased from $2,918,400 for the year ended December 31, 1993 to $477,000 for the year ended December 31, 1994. Factors which contributed to the decrease in cash provided by operating activities were: 1) the decrease in Cash Flow results as previously discussed; 2) a decrease in payables due to the payment of Fashion Atrium real estate taxes by the lender; 3) a decrease in receivables due to the efforts by property management of collecting rents on a more timely basis and
4) a decrease in prepaid expenses resulting from the timing of the payment of certain Partnership expenses.

The primary use of cash for investing activities is capital and tenant improvements made to the Partnership's properties. During the year ended December 31, 1994, the Partnership spent approximately $418,300 for capital and tenant improvements. For 1995, the Partnership has budgeted to spend approximately $810,000 and $52,000 for capital and tenant improvements at Glendale and Regency, respectively. The General Partner believes that these improvements are necessary in order to preserve the physical integrity and heighten the image of these properties in their respective marketplaces, as well as to improve occupancy levels and maintain rental rates in competitive markets. Generally, working capital reserves are maintained to fund these types of expenditures.

Net cash used for financing activities increased from $40,800 for the year ended December 31, 1993 to $4,018,100 for the year ended December 31, 1994. This change was due primarily to the partial principal payments relating to the mortgage loan collateralized by Glendale, net proceeds received from the mortgage loan collateralized by Fashion Atrium as discussed below and a decrease in security deposits due to the disposition of Fashion Atrium. These payments were funded from the Partnership's working capital reserves.

The maturity date of the mortgage loan collateralized by Glendale had previously been extended with the existing lender until October 3, 1994. On October 27, 1994, the joint venture which owns Glendale made a $4,300,000 principal payment to this lender, of which the Partnership's share was $2,150,000. This principal payment extended the loan's maturity to November 30, 1994. On November 21, 1994, the joint venture made an additional principal payment of $3,700,000, of which the Partnership's share was $1,850,000, which further extended the maturity date of the loan to January 31, 1995. A fee of $50,000 was paid by the joint venture for each loan extension. On January 6, 1995, the Partnership obtained a new mortgage loan in the amount of $17,000,000 collateralizing Glendale. The existing loan was paid off in full with the proceeds of the new loan. The Partnership's 50% share of the $8,000,000 in principal payments was funded by working capital.

The General Partner was unable to reach a mutual resolution with the mortgage holder regarding the restructuring of the loan for Fashion Atrium and as a result, in April 1994, the Partnership received a notice of default from the mortgage holder. On August 25, 1994, FANY Seventh Avenue Associates ("FANY"), the joint venture which owns Fashion Atrium and in which the Partnership has a 50% interest, executed a Cash Collateral Use Agreement (the "Agreement") with the mortgage holder. Upon execution of the Agreement, FANY transferred accumulated cash flow through July 31, 1994 to a safekeeping account under sole control of the mortgage holder. In addition, the mortgage holder made a protective advance to FANY for the payment of accrued real estate taxes plus penalties and interest. FANY assisted in the orderly conveyance of title of the property to the mortgage holder within the context of a pre-packaged Chapter 11 bankruptcy plan (the "Bankruptcy") filed on October 14, 1994 in the United States Bankruptcy Court for the Southern District of New York. A confirmation hearing on the pre-packaged plan occurred on November 22, 1994. The conveyance of title of the property occurred pursuant to the terms and conditions of a confirmed plan on December 9, 1994. Upon the transfer of title, the assets and liabilities of FANY were conveyed to the mortgage holder.

The mortgage loan collateralized by Regency is scheduled to mature on January 1, 1996. The General Partner is currently attempting to refinance the property in order to meet the scheduled maturity date and the $3,955,100 principal payment needed. The General Partner believes that a refinancing should be feasible. However, in light of the current real estate lending environment, there can be no assurance that such refinancing will be accomplished.

Distributions to Limited Partners continue to be suspended to ensure that the required cash is available when needed to fund anticipated capital and tenant improvements and other liquidity requirements. All Cash Flow earned by the Partnership during the year ended December 31, 1994 was withheld to supplement working capital reserves. The General Partner views Cash Flow as one of the Partnership's best and least expensive sources of cash. For the year ended December 31, 1994, Cash Flow withheld to supplement working capital reserves approximated $651,400. The General Partner believes that the Partnership's current cash position along with any additional amounts retained from future Cash Flow will be sufficient to cover budgeted expenditures as well as any other liquidity requirements which may reasonably be foreseen.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(a)  DIRECTORS
     ---------

     The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March 27, 1995, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in May, 1995.

         Name                                         Office
         ----                                         ------
     Samuel Zell.............................  Chairman of the Board
     Douglas Crocker.........................  Director
     Sheli Z. Rosenberg......................  Director
     Sanford Shkolnik........................  Director

     Samuel Zell, 53, has been a Director of the General Partner since 1983 (Chairman of the Board since December 1985); and is Chairman of the Board of Great American Management and Investment, Inc. ("Great American"). Mr. Zell is also Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc., and is a trustee and beneficiary of a general partner of Equity Holding Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Itel Corporation, Broadway Stores, Inc., Falcon Building Products, Inc. and American Classic Voyages Co. He is Chairman of the Board of Trustees of Equity Residential Properties Trust. He is a director of Jacor Communications, Inc., Sealy Corporation and The Vigoro Corporation, Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Manufactured Home Communities, Inc. and Co-Chairman of the Board of Revco D.S., Inc. Mr. Zell was President of Madison Management Group, Inc. ("Madison") prior to October 4, 1991. Madison filed for a petition under the Federal bankruptcy laws on November 8, 1991.

     Douglas Crocker II, 54, has been President and Chief Executive Officer since December, 1992 and a Director since January, 1993 of the General Partner. Mr. Crocker has been an Executive Vice President of EFMC since November, 1992. Mr. Crocker has been President and Chief Executive Officer of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June, 1992 at which time the Resolution Trust Company took control of Republic.

     Sheli Z. Rosenberg, 53, was President and Chief Executive Officer of the General Partner from December, 1990 to December, 1992 and has been a Director of the General Partner since September, 1983; was Executive Vice President and General Counsel for EFMC from October, 1980 to November, 1994; has been President and Chief Executive Officer of EFMC and Equity Group Investments, Inc. since November, 1994; has been a director of Great American since June, 1984 and is a director of various subsidiaries of Great American. She is also a Director of Itel Corporation, Capsure Holdings Corp., American Classic Voyages Co., Falcon Building Products, Inc., Jacor Communications, Inc., Revco D.S., Inc. and The Vigoro Corporation. She was Chairman of the Board from January, 1994 to September, 1994; and has been Co-Chairman of the Board since September, 1994 of CFI Industries, Inc., She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is Chairman of the Board of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates. Ms. Rosenberg was

--------  --------------------------------------------------

     ---------

     Vice President of Madison prior to October 4, 1991. Madison filed for a petition under the Federal bankruptcy laws on November 8, 1991. She has been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987. Benefit Administrators filed for a petition under the Federal Bankruptcy laws on January 3, 1995.

     Sanford Shkolnik, 56, has been a Director of the General Partner since December, 1985. Mr. Shkolnik has been Executive Vice President of EFMC since 1976. He is Chairman of the Board and Chief Executive Officer of SC Management, Inc., which is General Partner of Equity Properties and Development Limited Partnership, a nationally ranked shopping center company. He is also a director of Broadway Stores, Inc.

(b,c & e) EXECUTIVE OFFICERS
          ------------------

     The Partnership does not have any executive officers. The executive officers of the General Partner as of March 27, 1995 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

          Name                                       Office
          ----                                       ------
     Douglas Crocker II..............  President and Chief Executive Officer
     Arthur A. Greenberg.............  Senior Vice President
     Norman M. Field.................  Vice President - Finance and Treasurer

     PRESIDENT AND CEO - See Table of Directors above.

     Arthur A. Greenberg, 53, has been Senior Vice President of the General Partner since August, 1986. Mr. Greenberg was Executive Vice President and Chief Financial Officer of Great American from December, 1986 to March, 1995. Mr. Greenberg also is a Director and Executive Vice President/Treasurer of EFMC since 1971, and President of Greenberg & Pociask, Ltd. He is Senior Vice President since 1989 and Treasurer since 1990 of Capsure Holdings Corp. Mr. Greenberg is a director of American Classic Voyages Co., The Vigoro Corporation, and Chairman of the Board of Firstate Financial A Savings Bank. Mr. Greenberg was Vice President of Madison prior to October 4, 1991. Madison filed for a petition under the Federal bankruptcy laws on November 8, 1991.

     Norman M. Field, 46, has been Vice President and Treasurer of the General Partner since February, 1984, and also served as Vice President and Treasurer of Great American from July, 1983 until March, 1995. Mr. Field has been treasurer of Benefit Administrators since July 22, 1987. Benefit Administrators filed for a petition under the Federal Bankruptcy laws on January 3, 1995. He has also been Chief Financial Officer of Equality Specialties, Inc., a subsidiary of Great American, since August, 1994.

(d)  FAMILY RELATIONSHIPS
     --------------------

     There are no family relationships among any of the foregoing officers.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
     ----------------------------------------

     There are no involvements in certain legal proceedings among any of the foregoing officers.

ITEM 11. EXECUTIVE COMPENSATION

(a, b, c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1994. However, an Affiliate of the General Partner does compensate the directors and officers of the General Partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of March 1, 1995, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 43,861 Units outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1995, the executive officers and directors of First Capital Financial Corporation, the General Partner, did not own any Units.

(c) None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Affiliates of the General Partner provide leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed the lesser of the compensation customarily charged in arm's-length transactions by persons rendering similar services or 6% of the gross receipts from the property being managed plus normal out-of-pocket expenses where the General Partner or Affiliate provides leasing, re-leasing and leasing-related services, or 3% of gross receipts where the General Partner or Affiliate does not perform leasing, re-leasing and leasing-related services for a particular property. For the year ended December 31, 1994, these Affiliates were entitled to leasing, supervisory and property management fees and reimbursements of $307,200. In addition, other Affiliates of the General Partner were entitled to fees, compensation and reimbursements of $112,400 for insurance, personnel, and other miscellaneous services for 1994. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. Of these amounts, a total of approximately $39,300 was due to Affiliates as of December 31, 1994.

As of December 31, 1994, $10,000 was due to the General Partner for a real estate commission earned in connection with the sale of one Partnership property. This commission has been accrued but not paid. Under the terms of the Partnership Agreement, this fee will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to the Unit Holders) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

Subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow, as a Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net
Profits from the sale or disposition of a Partnership property) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Unit Holders. For the year ended December 31, 1994, the General Partner was not paid a Partnership Management Fee, but was allocated Net Losses from operations of approximately $10,600. Net Losses from the sale or disposition of a Partnership property (including provisions for value impairment) shall be allocated; first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total of such positive balances; and second, the balance if any, 1% to the General Partner and 99% to the unit holders. Notwithstanding, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain and loss during the existence of the Partnership. For the year ended December 31, 1994, the General Partner was allocated Net Loss from the disposition of property of approximately $79,500, Net Profit from extraordinary gain on extinguishment of debt of $340,700 and a Net Loss from provision for value impairment of approximately $7,500.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Sheli Z. Rosenberg, President and Chief Executive Officer of the General Partner from December, 1990 to December, 1992 and a director of the General Partner since September, 1983, is a principal of this firm. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

(c) No management person is indebted to the Partnership.

(d) None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a, c & d) (1, 2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

    A report on Form 8-K dated December 9, 1994, was filed reporting the disposition of the Fashion Atrium Building, located in New York, New York.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X

                                BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                     GENERAL PARTNER


Dated:   March 30, 1995         By:  /s/      DOUGLAS CROCKER II
      --------------------           -------------------------------------
                                              DOUGLAS CROCKER II
                                     President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/    SAMUEL ZELL        March 30, 1995    Chairman of the Board and
----------------------    --------------    Director of the General Partner
       SAMUEL ZELL


/s/ DOUGLAS CROCKER II    March 30, 1995    President, Chief Executive Officer
----------------------    --------------    and Director of the General Partner
    DOUGLAS CROCKER II


/s/ SHELI Z. ROSENBERG    March 30, 1995    Director of the General Partner
----------------------    --------------
    SHELI Z. ROSENBERG


/s/ SANFORD  SHKOLNIK     March 30, 1995    Director of the General Partner
----------------------    --------------
    SANFORD  SHKOLNIK


/s/  NORMAN M. FIELD      March 30, 1995    Vice President - Finance and
----------------------    --------------    Treasurer
     NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT


                                                                                      Pages
                                                                                    ----------
Independent Auditors' Report                                                           A-2

Balance Sheets at December 31, 1994 and 1993                                           A-3

Statements of Partners' Capital for the Years
 Ended December 31, 1994, 1993, and 1992                                               A-3

Statements of Income and Expenses for the Years
 Ended December 31, 1994, 1993, and 1992                                               A-4

Statements of Cash Flows for the Years Ended
 December 31, 1994, 1993, and 1992                                                     A-4

Notes to Financial Statements                                                       A-5 to A-6


                     SCHEDULE FILED AS PART OF THIS REPORT


III - Real Estate and Accumulated Depreciation as of December 31, 1994              A-7 and A-8


All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto, or in other schedules.


                     EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set on pages A-1 through A-32 of the Partnership's definitive Prospectus dated September 25, 1984; |Registration Statement No. 2-92364, filed pursuant to Rule 424(b), incorporated herein by reference.

EXHIBIT(10) Material Contracts

(a) Order Confirming Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code for FANY Seventh Avenue Associates, filed as an exhibit to the Partnership's Report on Form 10-K dated December 9, 1994, is incorporated herein by reference.

(b) Contract for the sale of the 1270 Broadway Building filed as an exhibit to the Partnership's Report on Form 8-K dated April 10, 1992 is incorporated herein by reference.

(c) Lease agreements for tenants that individually occupy more than 10% of the net leasable square footage of the Partnership's most significant properties, filed as an exhibit to the Partnership's Report on Form 10-K dated December 31, 1992, are incorporated herein by reference.

EXHIBIT (13) Annual Report to Security Holders

The 1993 Annual Report to Holders of Units is being sent under separate cover, not via EDGAR, for the information of the Commission.

EXHIBIT (27) Financial Data Schedule

                         INDEPENDENT AUDITORS' REPORT



Partners
First Capital Income Properties, Ltd. - Series X
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Income Properties, Ltd. - Series X as of December 31, 1994 and 1993, and the related statements of income and expenses, Partners' Capital and cash flows for the years ended December 31, 1994, 1993 and 1992 and the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd. - Series X as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years ended December 31, 1994, 1993 and 1992 in conformity with generally accepted accounting principles. Further, it is our opinion that the schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                Kenneth Leventhal & Company


Chicago, Illinois
February 17, 1995

BALANCE SHEETS
December 31, 1994 and 1993
(All dollars rounded to nearest 00s)

                                                      1994          1993
-----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $ 6,928,400  $ 11,037,500
 Buildings and improvements                         24,179,500    37,504,000
-----------------------------------------------------------------------------
                                                    31,107,900    48,541,500
 Accumulated depreciation and amortization          (6,379,100)  (10,268,000)
-----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     24,728,800    38,273,500
Cash and cash equivalents                            1,092,300     5,051,700
Restricted cash                                         37,500       261,100
Rents receivable                                       493,800       691,700
Escrow deposits                                         39,800        39,800
Prepaid expenses                                        12,500         6,000
Other assets (primarily loan acquisition costs,
 net of accumulated amortization of $138,100 and
 $279,300, respectively)                                90,500        72,000
-----------------------------------------------------------------------------
                                                   $26,495,200  $ 44,395,800
-----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                            $10,648,600  $ 26,794,900
 Accounts payable and accrued expenses                 612,300     1,131,100
 Due to Affiliates                                      39,300        52,200
 Security deposits                                      13,300       275,600
 Other liabilities                                      51,500        62,700
-----------------------------------------------------------------------------
                                                    11,365,000    28,316,500
-----------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner (deficit)                                          (243,100)
 Limited Partners (43,861 Units authorized, issued
  and outstanding)                                  15,130,200    16,322,400
-----------------------------------------------------------------------------
                                                    15,130,200    16,079,300
-----------------------------------------------------------------------------
                                                   $26,495,200  $ 44,395,800
-----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1994, 1993 and 1992
(All dollars rounded to nearest 00s)

                                       General     Limited
                                       Partner    Partners       Total
--------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1992                      $(184,000) $22,944,900  $22,760,900
Net income (loss) for the year ended
 December 31, 1992                        6,200     (155,300)    (149,100)
--------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1992                     (177,800)  22,789,600   22,611,800
Net (loss) for the
 year ended
 December 31, 1993                      (65,300)  (6,467,200)  (6,532,500)
--------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1993                     (243,100)  16,322,400   16,079,300
Net income (loss) for the year ended
 December 31, 1994                      243,100   (1,192,200)    (949,100)
--------------------------------------------------------------------------
Partners' capital, December 31, 1994  $       0  $15,130,200  $15,130,200
--------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1994, 1993, and 1992
(All dollars rounded to nearest 00s except per Unit amounts)

                                             1994         1993         1992
-------------------------------------------------------------------------------
Income:
 Rental                                   $ 5,732,000  $ 7,057,300  $8,001,900
 Interest                                     181,000      119,900     119,800
-------------------------------------------------------------------------------
                                            5,913,000    7,177,200   8,121,700
-------------------------------------------------------------------------------
Expenses:
 Interest                                   1,818,100    1,413,400   1,744,700
 Depreciation and amortization              1,228,300    1,280,300   1,361,000
 Real estate taxes and insurance            1,360,400    1,412,100   1,915,300
 Repairs and maintenance                      644,500      665,800     730,600
 Property operating                         1,761,800    1,754,700   1,931,000
 General and administrative                   161,600      162,600     214,300
-------------------------------------------------------------------------------
                                            6,974,700    6,688,900   7,896,900
-------------------------------------------------------------------------------
Operating (loss) income before other
 gains and (losses)                        (1,061,700)     488,300     224,800
(Loss) on sale or disposition of
 property                                  (7,946,000)                (381,700)
(Loss) gain on sales of land parcels                       (20,800)      7,800
(Loss) from provisions for value
 impairment                                  (750,000)  (7,000,000)
-------------------------------------------------------------------------------
Net (loss) before extraordinary gain on
 extinguishment of debt                    (9,757,700)  (6,532,500)   (149,100)
Extraordinary gain on extinguishment of
 debt                                       8,808,600
-------------------------------------------------------------------------------
Net (loss)                                $  (949,100) $(6,532,500) $ (149,100)
-------------------------------------------------------------------------------
Net income (loss) allocated to General
 Partner                                  $   243,100  $   (65,300) $    6,200
-------------------------------------------------------------------------------
Net (loss) allocated to Limited Partners  $(1,192,200) $(6,467,200) $ (155,300)
-------------------------------------------------------------------------------
Net (loss) before extraordinary gain on
 extinguishment of debt allocated to
 Limited Partners per unit (43,861 units
 authorized, issued and outstanding)      $   (220.24) $   (147.45) $    (3.54)
-------------------------------------------------------------------------------
Net (loss) allocated to Limited Partners
 per Unit (43,861 Units authorized,
 issued and outstanding)                  $    (27.18) $   (147.45) $    (3.54)
-------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1994, 1993 and 1992
(All dollars rounded to nearest 00s)

                                                1994        1993         1992
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss)                                  $ (949,100) $(6,532,500) $ (149,100)
 Adjustments to reconcile net (loss) to net
  cash provided by operating activities:
 Depreciation and amortization                1,228,300    1,280,300   1,361,000
 Loss on sale or disposition of property      7,946,000                  381,700
 Loss (gain) on sales of land parcels                         20,800      (7,800)
 Provisions for value impairment                750,000    7,000,000
 Extraordinary gain on extinguishment of
  debt                                       (8,808,600)
 Changes in assets and liabilities:
  Decrease in restricted cash                   223,600       12,000     336,800
  Decrease (increase) in rents receivable       197,900      317,000    (110,900)
  (Increase) decrease in prepaid expenses        (6,500)     445,400     448,200
  (Increase) decrease in other assets           (80,300)      18,500      57,200
  (Decrease) increase in accounts payable
   and accrued expenses                            (200)     338,800       9,900
  (Decrease) increase in due to Affiliates      (12,900)      10,300     (67,700)
  (Decrease) increase in other liabilities      (11,200)       7,800     (31,600)
---------------------------------------------------------------------------------
   Net cash provided by operating
    activities                                  477,000    2,918,400   2,227,700
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital expenditures             (418,300)    (539,300)   (540,800)
 (Increase) in escrow deposits                               (39,800)
 Proceeds from the sales of land parcels                      76,700      72,500
 Proceeds from the sale of commercial
  rental property                                                      7,840,400
---------------------------------------------------------------------------------
   Net cash (used for) provided by
    investing activities                       (418,300)    (502,400)  7,372,100
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Advance on mortgage loans payable            1,182,700
 Principal payments on mortgage loans
  payable                                    (4,889,000)     (36,300) (8,818,100)
 Cash paid on disposition of property           (49,500)
 (Decrease) in security deposits               (262,300)      (4,500)   (357,000)
---------------------------------------------------------------------------------
   Net cash (used for) financing activities  (4,018,100)     (40,800) (9,175,100)
---------------------------------------------------------------------------------
Net (decrease) increase in cash and cash
 equivalents                                 (3,959,400)   2,375,200     424,700
Cash and cash equivalents at the beginning
 of the year                                  5,051,700    2,676,500   2,251,800
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the
 year                                        $1,092,300  $ 5,051,700  $2,676,500
---------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the year               $1,343,700  $ 1,414,600  $1,828,000
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement, filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in
Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is incorporated herein by reference.

ORGANIZATION:
The Partnership was formed on May 31, 1984, by the filing of a Certificate and Agreement of Limited Partnership with the Department of State of the State of Florida, and commenced the Offering of Units on September 25, 1984. The Certificate and Agreement, as amended and restated, authorized the sale to the public of 43,861 Units and not less than 1,400 Units. On October 23, 1984, the required minimum subscription level was reached and the Partnership's operations commenced. In September, 1985, the Offering was Terminated upon the sale of 43,861 Units. The Partnership was formed to invest primarily in existing, improved, income-producing commercial real estate.

The Partnership Agreement provides that the Partnership will be dissolved on or before December 31, 2014. The Limited Partners, by a majority vote, may dissolve the Partnership at any time.

ACCOUNTING POLICIES:
The financial statements include the Partnership's 50% interest in two joint ventures and a 25% interest in one joint venture. The joint ventures are operated under the control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital is included in the financial statements.

The Partnership is not liable for Federal income taxes as the Partners recognize their proportionate share of the Partnership income or loss in their individual tax returns; therefore, no provision for income taxes is made in the financial statements of the Partnership. In addition, it is not practicable for the Partnership to determine the aggregate tax bases of the Limited Partners; therefore, the disclosure of the differences between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

Commercial rental properties are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Maintenance and repair costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of the improvements.

Loan acquisition costs are amortized over the period of the note issued under the first mortgage loan made in connection with the acquisition of Partnership properties or subsequent refinancing. When a property is disposed or refinanced, the related loan acquisition costs and accumulated amortization are removed from the respective accounts and any unamortized balance is expensed.

Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain or loss on sale or disposition is also recognized in accordance with generally accepted accounting principles.

Cash equivalents are considered all highly liquid investments purchased with a maturity of three months or less.

On June 24, 1994, the joint venture which owns Regency Park Shopping Center ("Regency Park"), in which the Partnership has a 25% interest, invested $150,000 in a restricted certificate of deposit which collateralizes a letter of credit for a construction allowance to a major new tenant which occupies 40,150 leasable square feet at Regency Park. This amount, of which the Partnership's share is $37,500, will be reimbursed to the new tenant upon compliance of the lease section pertaining to this construction allowance.

Certain reclassifications have been made to the previously reported 1992 statements in order to provide comparability with the 1993 and 1994 statements. These reclassifications have no effect on income or Partners' capital.

2. RELATED PARTY TRANSACTIONS:

Subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow, as a Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of a Partnership property) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee, as defined, and the balance, if any, to the Unit Holders. Net Losses (exclusive of Net Losses from the sale or disposition of a Partnership property) shall be allocated 1% to the General Partner and 99% to the Unit Holders. Net Profits from the sale or disposition of a Partnership Property shall be allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Unit Holders. Net Losses from the sale or disposition of a Partnership property (including provisions for value impairment) shall be allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total of such positive balances; and second, the balance if any, 1% to the General Partner and 99% to the Unit Holders. Notwithstanding, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain and loss during the existence of the Partnership. For the years ended December 31, 1992, 1993 and 1994, the General Partner received no distributions from Cash Flow. For the year ended December 31, 1994, the general partner was allocated Net Losses from operations of approximately $10,600, a Net Loss from the disposition of Partnership property of $79,500, a Net Profit from extraordinary gain on extinguishment of debt of $340,700 and Net Loss from a provision for value impairment of approximately $7,500. For the year ended December 31, 1993 the General Partner was allocated Net Profits from operations of approximately $4,900, Net Loss from the sale of a land parcel of approximately $200 and Net Loss from provisions for value impairment of approximately $70,000. For the year ended December 31, 1992, the General Partner was allocated Net Profits from operations of approximately $2,200, Net Profits from the sale of a land parcel of approximately $7,800 and Net Losses from the sale of a Partnership property of approximately $3,800.

Commission, fees and reimbursements paid and payable by the Partnership to Affiliates are as follows:

                                                                  For the years ended December 31,
                                                         --------------------------------------------------
                                                               1994             1993           1992(a)
                                                         ---------------- ---------------- ----------------
                                                           Paid   Payable   Paid   Payable   Paid   Payable
-----------------------------------------------------------------------------------------------------------
 Real estate commission (b)                                  None $10,000     None $10,000     None $10,000
 Property management and leasing fees                    $319,500  24,900 $318,100  37,200 $368,200  21,700
 Reimbursements of property insurance premiums, at cost    87,000    None   91,500    None  129,900     300
 Reimbursements of expenses, at cost:
 (1) Accounting                                            18,600   3,300   22,300   3,300   23,800   3,500
 (2) Investor communication                                 6,800   1,100    7,600   1,100    7,500   1,100
 (3) Legal                                                 59,700    None   53,000     600   81,500   5,300
-----------------------------------------------------------------------------------------------------------
                                                         $491,600 $39,300 $492,500 $52,200 $610,900 $41,900
-----------------------------------------------------------------------------------------------------------

(a) Property management reimbursements and other expense reimbursements previously reported in 1992 have been excluded from the above table and amounts previously included in 1992 in due to Affiliates have been reclassified to accounts payable and accrued expenses in order to provide comparability to the fees presented for 1993 and 1994.
(b) As of December 31, 1992, 1993 and 1994, the Partnership owed $10,000 to the General Partner for a real estate commission earned in connection with the sale of one Partnership property. This commission has been accrued but not paid. Under the terms of the Partnership Agreement, this fee will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to the Unit Holders) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

3. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rentals due on noncancelable operating leases as of December 31, 1994 is as follows:

                    1995        $ 2,044,100
                    1996          1,918,400
                    1997          1,835,600
                    1998          1,815,600
                    1999          1,702,400
                    Thereafter    5,606,800
                             --------------
                                $14,922,900
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1994, 1993 and 1992 were approximately $107,400, $382,800 and $365,400, respectively.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at December 31, 1994 and 1993 consisted of the following non-recourse loans:

Property            Loan        Loan                       Monthly   Estimated
Pledged as       Balance at  Balance at  Interest Maturity Periodic   Balloon
Collateral (a)    12/31/94    12/31/93     Rate     Date   Payment  Payment (b)
-------------------------------------------------------------------------------
Fashion Atrium
 Building (c)           None $12,112,500      (c)      (c)     (c)         (c)
Glendale Center
 Shopping Mall
 (d)             $ 6,650,000  10,650,000 6.27%(e) 01/31/95     (f)  $6,650,000
Regency Park
 Shopping
 Center            3,998,600   4,032,400   9.00%  01/01/96 $33,200   3,955,100
-------------------------------------------------------------------------------
                 $10,648,600 $26,794,900
-------------------------------------------------------------------------------

(a) Each property is owned through a joint venture. Amounts represent the Partnership's share of the liability and not the total amount by which the property is encumbered.
(b) This repayment may require either sale or refinancing of the respective property.
(c) The General Partner was unable to reach a mutual resolution with the mortgage holder regarding the restructuring of the loan for Fashion Atrium and as a result, in April 1994, the Partnership received a notice of default from the mortgage holder. On August 25, 1994, FANY Seventh Avenue Associates ("FANY"), the joint venture which owns Fashion Atrium and in which the Partnership has a 50% interest, executed a Cash Collateral Use Agreement (the "Agreement") with the mortgage holder. Upon execution of the Agreement, FANY transferred approximately $1,311,000, of which the Partnership's share was approximately $655,500, of accumulated cash flow through July 31, 1994 to a safekeeping account under sole control of the mortgage holder. In addition, the mortgage holder made a protective advance to FANY in the amount of approximately $2,313,200, of which the Partnership's share was approximately $1,156,600, for the payment of accrued real estate taxes plus penalties and interest. FANY assisted in the orderly conveyance of title of the property to the mortgage holder within the context of a pre-packaged Chapter 11 bankruptcy plan filed on October 14, 1994 in the United States Bankruptcy Court for the Southern District of New York. A confirmation hearing on the pre-packaged plan occurred on November 22, 1994. The conveyance of title to the property occurred pursuant to the terms and conditions of a confirmed plan on December 9, 1994. At the time the conveyance of title occurred, FANY was relieved of its obligation under the mortgage loan of approximately $24,151,000 less amounts held in safekeeping, of which the Partnership's share was $12,075,500 and any interest in the assets and liabilities of FANY therein, with the exception of the rights to real estate tax refunds that may be received for the fiscal years 1992 and 1993.
(d) The maturity date of the mortgage loan collateralized by Glendale had previously been extended with the existing lender until October 3, 1994. On October 27, 1994, the joint venture which owns Glendale made a $4,300,000 principal payment to this lender, of which the Partnership's share was $2,150,000. This principal payment extended the loan's maturity to November 30, 1994. On November 21, 1994, the joint venture made an additional principal payment of $3,700,000, of which the Partnership's share was $1,850,000, which further extended the maturity date to January 31, 1995. A fee of $50,000 was paid by the joint venture for each loan extension. On January 6, 1995, the Partnership obtained a new mortgage loan in the amount of $8,500,000 collateralizing Glendale. The existing loan was paid off in full with the proceeds of the new loan (see Note 9 for additional information).
(e) This represents the weighted average interest rate for the year ended December 31, 1994. The interest rate is subject to change in accordance with the provisions within the loan agreement. As of December 31, 1994, the interest rate on the Glendale loan was 9.5%.
(f) Interest only.

Amortization of mortgage loans for each of the next two years is as follows:

                    1995  $ 6,693,500
                    1996    3,955,100
                             --------
                          $10,648,600
                             --------

5. ESCROW DEPOSITS:

Escrow deposits in the amount of approximately $39,800 represent an amount being held by the mortgage holder of the Regency Park Shopping Center in a non-interest bearing account. This amount is refundable to the Partnership upon this property meeting certain operating requirements as stipulated by the mortgage note (see Note 8 for additional information).

6. INCOME TAX:

The Partnership utilizes an accrual basis method of accounting for both tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income, the Partnership's provisions for value impairment and other factors for financial statement purposes. The net effect of these accounting differences for the year ended December 31, 1994, was that the net loss for financial statement purposes was approximately $466,300 less than the net loss for tax reporting purposes.

7. PROPERTY SALES/DISPOSITIONS:

On December 9, 1994, the joint venture which owned Fashion Atrium, in which the Partnership had a 50% interest, transferred title to Fashion Atrium to the mortgage holder through an orderly conveyance of title of the property within the context of a pre-packaged Chapter 11 bankruptcy plan filed on October 14, 1994 in the United States Bankruptcy Court for the Southern District of New York. The disposition of Fashion Atrium relieved the Partnership of its share of the obligation under the nonrecourse mortgage loan collateralized by the property as well as any interest in the assets therein, with the exception of the rights to real estate tax refunds that may be received for the fiscal years 1992 and 1993. This extinguishment of debt was considered a noncash event for the purposes of the Statement of Cash Flows, and was not included in the Partnership's calculation of Cash Flow (as defined by the Partnership Agreement) for the year ended December 31, 1994. The Partnership recorded a loss on the disposition of the Fashion Atrium of approximately $13,446,000 of which $5,500,000 was recorded in 1993 as a provision for value impairment for financial statement purposes. This loss represented the net book value of the Property (prior to any provision for value impairment) in excess of its estimated fair market value. In addition, in 1994, the Partnership also recorded for financial statement purposes an extraordinary gain on extinguishment of debt in connection with the disposition of Fashion Atrium of approximately $8,808,600 for financial statement purposes. This extraordinary gain on extinguishment of debt represented the excess property indebtedness over the estimated fair market value of the property. For tax purposes, the Partnership recorded a loss in 1994 of approximately $588,700 on this disposition, which was allocated to the General Partner in accordance with the Partnership Agreement.

On March 1, 1993, a joint venture in which the Partnership holds a 25% interest, sold a parcel of land at the Regency Park, located in Jacksonville, Florida. The Partnership's portion of the sale price was approximately $78,800 and selling expenses of approximately $2,100 were incurred. The Partnership received net proceeds from this sale of approximately $76,700, of which approximately $39,800 was deposited in a non-interest bearing escrow held by the mortgage holder of the loan collateralized by Regency Park. For financial statement and tax reporting purposes the Partnership recorded a loss of $20,800 as a result of this transaction.

On April 10, 1992, the Partnership sold 1270 Broadway, located in New York, New York, for approximately $8,350,000. The outstanding indebtedness on the property of $8,000,000 was satisfied at closing. The Partnership incurred selling expenses of approximately $519,600 including a $10,000 brokerage fee owed to the General Partner. This commission has been accrued but not paid (see
Note 2 for additional information). This transaction resulted in a net cash outlay of approximately $159,600, net of closing costs. The loss for financial statement purposes was approximately $5,981,700, of which $5,600,000 was recorded in 1991 as a provision for value impairment. For tax purposes, the Partnership recorded a loss in 1992 on this sale of approximately $4,534,900.

On October 9, 1992, a joint venture in which the Partnership holds a 50% interest, sold a parcel of land at Glendale located in Indianapolis, Indiana. The Partnership's share of the sales price was $72,500 and its share of selling expenses was $5,300, which represented legal fees accrued in 1992 and paid in 1993 to an Affiliate of the General Partner. The Partnership received net proceeds from this sale of approximately $67,200. The gain for both financial statement and tax reporting purposes was approximately $7,800.

All of the above transactions were all-cash sales, except for the disposition of Fashion Atrium, with no further involvement on the part of the Partnership.

8. PROVISIONS FOR VALUE IMPAIRMENT:

In 1995, the Financial Accounting Standards Board agreed to issue a new standard entitled "Accounting for the Impairment of Long-Lived Assets" (the "Standard"). This Standard establishes guidance for determining if defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements of companies. The carrying amount of impaired assets will be required to be reduced to fair value. The Standard is effective for fiscal years beginning after December 15, 1995. The Managing General Partner believes that implementation will not materially affect the Partnership's financial position or results of operations once the Standard becomes effective.

As of December 31, 1994, the Partnership has recorded a provision for value impairment for the Regency Park in the amount of $750,000.

As of December 31, 1993, the Partnership recorded provisions for value impairment for Fashion Atrium and Regency Park in the amounts of $5,500,000 and $1,500,000, respectively.

Due to the uncertainty of the Partnership's ability to recover the net carrying value of its investment in these properties (prior to any provision for value impairment) during the remaining estimated holding periods, it was deemed appropriate to reduce the basis of these properties for financial statement purposes. The provision amounts were in part based on the General Partner's estimate of the current market value. These provisions for value impairment are considered non-cash events for the purposes of the Statement of Cash Flows, and were not included in the Partnership's calculation of Cash Flow (as defined by the Partnership Agreement) for the years ended December 31, 1993 and 1994.

9. SUBSEQUENT EVENT:

On January 6, 1995, Indianapolis Mall Associates, the joint venture which owns Glendale, obtained a new mortgage loan in the amount of $17,000,000 secured by Glendale. The Partnership's share of this new loan amount is $8,500,000. The existing loan was paid off in full with the proceeds from the new loan. The interest rate on the new loan is variable at Libor plus 4.5% and is payable monthly. The maturity date of the new loan is January 1, 1999. Monthly payments of principal are to be made based on an 11-year amortization and an interest rate of 9.5%. In addition, the Partnership must pay as additional principal amortization, 50% of all cash flow from the property for each prior calendar year. The Partnership's share of loan acquisition costs incurred in 1994 related to this refinancing was $85,000.
                                    Copies of the Partnership's Form 10-K are
                                      available upon written request to the
                                          General Partner at no charge.

               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1994

      Column A         Column B           Column C                 Column D                           Column E
--------------------  ----------  ------------------------  -------------------------  ---------------------------------------
                                       Initial cost             Costs capitalized              Gross amount at which
                                      to Partnership        subsequent to acquisition        carried at close of period
                                  ------------------------  -------------------------  ---------------------------------------
                                                Buildings                                           Buildings
                                                   and                                                 and
                        Encum-                  Improve-      Improve-      Carrying                 Improve-
    Description        brances       Land         ments        ments        Costs (1)     Land        ments         Total(2)(3)
--------------------  ----------  ----------  ------------  -----------    ----------  ----------  -----------      -----------
Shopping Centers:
-----------------
Glendale Center
  Shopping Mall
  (Indianapolis, IN)
  (50% Interest)(4)   $ 6,650,000  $4,932,600  $18,556,900  $ 1,424,400     $ 67,600   $4,887,600  $20,093,900      $24,981,500

Regency Park
  Shopping Center
  (Jacksonville, FL)
  (25% Interest)(8)     3,998,600   2,062,600    6,158,200   (1,434,000)      89,600    2,040,800    4,085,600 (9)    6,126,400
                      -----------  ----------  -----------  -----------     --------   ----------  -----------      -----------
                      $10,648,600  $6,995,200  $24,715,100  $    (9,600)    $157,200   $6,928,400  $24,179,500      $31,107,900
                      ===========  ==========  ===========  ===========     ========   ==========  ===========      ===========

      Column A         Column F    Column G   Column H    Column I
--------------------  ----------  ----------  --------  -----------
                                                          Life on
                                                           which
                                                         deprecia-
                                                        tion in lat-
                       Accumu-                           est income
                        lated       Date of              statements
                      Deprecia-    construc-    Date      is com-
    Description        tion (2)      tion     Acquired     puted
--------------------  ----------  ----------  --------  -----------
Shopping Centers:
-----------------
Glendale Center
  Shopping Mall
  (Indianapolis, IN)                                        35(6)
  (50% Interest)(4)   $5,277,600    1958 (5)    5/85      3-13(7)

Regency Park
  Shopping Center
  (Jacksonville, FL)                                         35(6)
  (25% Interest)(8)    1,101,500    1985        2/88        1-5(7)
                      ----------
                      $6,379,100
                      ==========

                 See accompanying notes on the following page.

               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X

                             NOTES TO SCHEDULE III

Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.
Note 2. The following is a reconciliation of activity in columns E and F:

                        December 31, 1994                 December 31, 1993                 December 31, 1992
                   -----------------------------     -----------------------------    ------------------------------
                                    Accumulated                       Accumulated                       Accumulated
                       Cost         Depreciation        Cost          Depreciation        Cost          Depreciation
                   ------------     ------------     -----------      ------------    ------------      ------------
Balance at
 beginning
 of the
 year              $ 48,541,500     $10,268,000      $55,099,700      $ 9,032,600     $ 65,035,100      $ 9,919,100

 Additions
  during the
  year:

Improvements            418,300                          539,300                           540,800

Provisions
 for
 depreciation                         1,185,800                         1,235,400                         1,326,100

Deductions
 during the
 year:

Cost of
 real estate
 sold or
 disposed           (17,101,900)                         (97,500)                      (10,476,200)

Accumulated
 depreciation
 on real
 estate sold
 or disposed                         (5,074,700)                                                         (2,212,600)

Provisions
 for value
 impairments           (750,000)                      (7,000,000)
                   ------------     -----------      -----------      -----------     ------------      -----------
Balance at
 end of the
 year              $ 31,107,900     $ 6,379,100      $48,541,500      $10,268,000     $ 55,099,700      $ 9,032,600
                   ============     ===========      ===========      ===========     ============      ===========


Note 3. The aggregate cost for Federal income tax purposes was $38,857,900.
Note 4. A parcel of land at Glendale Center Shopping Mall was sold on October 9, 1992. The basis of the land was approximately $59,400.
Note 5. Renovated in 1983 and 1984.
Note 6. Estimated useful life of building.
Note 7. Estimated useful life of improvements.
Note 8. A parcel of land at Regency Park Shopping Center was sold on March 1, 1993. The basis of the land was approximately $97,500.
Note 9. Includes provisions for value impairment of $2,250,000.