Form 10-Q
period 1995-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 1995-05-12
CIK 750301

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                     March 31, 1995
                          -----------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _____________________

     Commission File Number:                        0-14121
                            ---------------------------------------------------


            First Capital Income Properties, Ltd. - Series X
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Florida                                            59-2417973
- -------------------------------                       -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
- -------------------------------------------------------      ------------------
        (Address of principal executive offices)                 (Zip Code)


                                (312)  207-0020
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not applicable
- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Documents incorporated by reference:

The First Amended and Restated Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated September 25, 1984, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                     March 31,
                                                       1995      December 31,
                                                    (Unaudited)      1994
- -----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                               $ 6,928,400  $ 6,928,400
 Buildings and improvements                          24,335,400   24,179,500
- -----------------------------------------------------------------------------
                                                     31,263,800   31,107,900
Accumulated depreciation and amortization            (6,556,300)  (6,379,100)
- -----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                      24,707,500   24,728,800
Cash and cash equivalents                             2,707,500    1,092,300
Restricted cash                                                       37,500
Rents receivable                                        650,600      493,800
Escrow deposits                                          60,300       39,800
Prepaid expenses                                            200       12,500
Other assets (primarily loan acquisition costs net
 of accumulated amortization of $146,900 and
 $138,100, respectively)                                120,200       90,500
- -----------------------------------------------------------------------------
                                                    $28,246,300  $26,495,200
- -----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                             $12,377,800  $10,648,600
 Accounts payable and accrued expenses                  657,700      612,300
 Due to Affiliates                                       47,900       39,300
 Security deposits                                       14,900       13,300
 Other liabilities                                       67,000       51,500
- -----------------------------------------------------------------------------
                                                     13,165,300   11,365,000
- -----------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                           (500)
 Limited Partners (43,861 Units authorized, issued
  and outstanding)                                   15,081,500   15,130,200
- -----------------------------------------------------------------------------
                                                     15,081,000   15,130,200
- -----------------------------------------------------------------------------
                                                    $28,246,300  $26,495,200
- -----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1995
and the year ended December 31, 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                         General     Limited
                                         Partner    Partners       Total
- ----------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1994                        $(243,100) $16,322,400  $16,079,300
Net income (loss) for the year ended
 December 31, 1994                        243,100   (1,192,200)    (949,100)
- ----------------------------------------------------------------------------
Partners' capital,
 December 31, 1994                              0   15,130,200   15,130,200
Net (loss) for the quarter ended March
 31, 1995                                    (500)     (48,700)     (49,200)
- ----------------------------------------------------------------------------
Partners' (deficit) capital,
 March 31, 1995                         $    (500) $15,081,500  $15,081,000
- ----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                       1995        1994
- ---------------------------------------------------------------------------
Income:
 Rental                                             $1,011,200  $1,568,900
 Interest                                               36,000      38,800
- ---------------------------------------------------------------------------
                                                     1,047,200   1,607,700
- ---------------------------------------------------------------------------
Expenses:
 Interest                                              322,600     349,100
 Depreciation and amortization                         186,000     303,400
 Property operating:
  Affiliates                                            60,100      67,800
  Nonaffiliates                                        203,900     360,700
 Real estate taxes                                     128,300     308,200
 Insurance--Affiliate                                   18,300      34,900
 Repairs and maintenance                               110,900     181,800
 General and administrative:
  Affiliates                                            20,500      13,400
  Nonaffiliates                                         45,800      42,400
- ---------------------------------------------------------------------------
                                                     1,096,400   1,661,700
- ---------------------------------------------------------------------------
Net (loss)                                          $  (49,200) $  (54,000)
- ---------------------------------------------------------------------------
Net (loss) allocated to General Partner             $     (500) $     (500)
- ---------------------------------------------------------------------------
Net (loss) allocated to Limited Partners            $  (48,700) $  (53,500)
- ---------------------------------------------------------------------------
Net (loss) allocated to Limited Partners per Unit
 (43,861 Units authorized, issued and outstanding)  $    (1.11) $    (1.22)
- ---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1995        1994
- ----------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss)                                          $  (49,200) $  (54,000)
 Adjustments to reconcile net (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                         186,000     303,400
  Changes in assets and liabilities:
   (Increase) in rents receivable                      (156,800)    (71,100)
   Decrease (increase) in restricted cash                37,500     (19,100)
   Decrease (increase) in prepaid expenses               12,300     (11,200)
   (Increase) in other assets                              (100)    (38,500)
   Increase in accounts payable and accrued expenses     45,400     289,200
   Increase (decrease) in due to Affiliates               8,600     (12,000)
   Increase (decrease) in other liabilities              15,500     (25,100)
- ----------------------------------------------------------------------------
    Net cash provided by operating activities            99,200     361,600
- ----------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements          (155,900)    (33,400)
 (Increase) in escrow deposits                          (20,500)
- ----------------------------------------------------------------------------
    Net cash (used for) investing activities           (176,400)    (33,400)
- ----------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from issuance of mortgage loan payable      8,500,000
 Principal payments on mortgage loans payable        (6,770,800)     (9,000)
 Loan acquistion costs incurred                         (38,400)
 Increase in security deposits                            1,600      18,300
- ----------------------------------------------------------------------------
    Net cash provided by financing activities         1,692,400       9,300
- ----------------------------------------------------------------------------
Net increase in cash and cash equivalents             1,615,200     337,500
Cash and cash equivalents at the beginning of the
 period                                               1,092,300   5,051,700
- ----------------------------------------------------------------------------
Cash and cash equivalents at the end of the period   $2,707,500  $5,389,200
- ----------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                     $  372,700  $  386,400
- ----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1995
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter ended March 31, 1995, are not necessarily indicative of the operating results for the year ending December 31, 1995.

The financial statements include the Partnership's 50% interest in one joint venture and a 25% interest in another joint venture. The joint ventures are operated under the control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets and liabilities is included in the financial statements.

Certain reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have not changed the 1994 results.

Cash equivalents are considered all highly liquid investments purchased with a maturity of three months or less.

Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim.

2. RELATED PARTY TRANSACTIONS:

Subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow, as a Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of a Partnership property) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee, as defined, and the balance, if any, to the Unit Holders. Net Losses (exclusive of Net Losses from the sale or disposition of a Partnership property) shall be allocated 1% to the General Partner and 99% to the Unit Holders. Net Losses from the sale or disposition of a Partnership property (including provisions for value impairment) shall be allocated; first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total of such positive balances; and second, the balance if any, 1% to the General Partner and 99% to the Unit Holders. Notwithstanding, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain and loss during the existence of the Partnership. For the quarter ended March 31, 1995, the General Partner was not allocated a Partnership Management Fee, but was allocated Net Losses from operations of approximately $500.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1995 were as follows:

                                                        Paid   Payable
- ----------------------------------------------------------------------
Property management and leasing fees                   $67,800 $17,200
Reimbursement of property insurance premiums, at cost     None  18,300
Real estate commission (a)                                None  10,000
Reimbursement of expenses, at cost
 (1) Accounting                                          6,300   1,900
 (2) Investor communication                              1,600     500
 (3) Legal                                              14,600    None
- ----------------------------------------------------------------------
                                                       $90,300 $47,900
- ----------------------------------------------------------------------

(a) As of March 31, 1995, the Partnership owed $10,000 to the General Partner for a real estate commission earned in connection with the sale of one Partnership property. This commission has been accrued but not paid. Under the terms of the Partnership Agreement, this fee will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to the Unit Holders) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

3. MORTGAGE LOANS PAYABLE:

On January 6, 1995, Indianapolis Mall Associates, the joint venture which owns Glendale Center Shopping Mall, obtained a new mortgage loan in the amount of $17,000,000 secured by this property. The Partnership's share of the new loan amount is $8,500,000. The existing loan was paid off in full with the proceeds from the new loan. The interest rate on the new loan is variable at Libor plus 4.5% and interest is payable monthly. The maturity date of the new loan is January 1, 1999. Monthly payments of principal are to be made based on an 11-year amortization and an interest rate of 9.5%. In addition, the Partnership must pay as additional principal amortization, 50% of all cash flow from the property for each prior calender year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a discussion of the Partnership's business.

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

                                                      Comparative Cash Flow
                                                         Results For the
                                                         Quarters Ended
                                                       3/31/95     3/31/94
- ----------------------------------------------------------------------------
Amount of Cash Flow (as defined by the Partnership
 Agreement)                                          $    16,000 $   240,400
Capital Investment                                   $43,861,000 $43,861,000
Annualized return on Capital Investment (Annualized
 Cash Flow/Capital Investment)                             0.15%       2.19%
- ----------------------------------------------------------------------------

Comparisons of Cash Flow and operating results between the periods presented in the above table are complicated by the disposition of the Fashion Atrium Building on December 9, 1994. The disposition of Fashion Atrium accounted for the significant decreases in rental income, interest expense, real estate tax expense, repairs and maintenance and property operating expenses.

The decrease in Cash Flow of approximately $224,400 for the quarter ended March 31, 1995 when compared to the quarter ended March 31, 1994 was primarily due to decreased operating results at Glendale Center Shopping Mall ("Glendale") of approximately $220,600, decreased Cash Flow results of approximately $8,700 due to the absence of the Fashion Atrium Building, a decrease in interest income earned on short-term investments of $2,800 and an increase in general and administrative expenses of $10,500, primarily due to an increase in legal costs offset by a decrease in state and county income taxes paid. Partially offsetting the decrease in Cash Flow results was increased operating results at Regency Park Shopping Center ("Regency") of approximately $13,500.

Rental revenues at Glendale for the quarters ended March 31, 1995 and 1994 were approximately $863,100 and $880,000, respectively. Rental revenues decreased primarily due to a decrease in tenant expense reimbursements for common area costs. Partially offsetting the decrease in rental revenues was an increase in base rental income as a result of an increase in occupied square footage. The three-month average occupancy rate increased from 85% in 1994 to 92% in 1995. The increase in the three-month average occupancy rate is somewhat artificially inflated due to the closing of approximately 44,000 square feet of an unused section of the building. Also affecting the decrease in Cash Flow for this property was an increase in debt service of approximately $222,600 due to the January 1995 refinancing of the mortgage loan collateralized by this property. Partially offsetting the decrease in Cash Flow for this property was a decrease in repairs and maintenance and property operating expenses of $9,500 and $28,900, respectively.

Rental revenues at Regency for the quarters ended March 31, 1995 and 1994 were approximately $148,100 and $132,100, respectively. Rental revenues increased primarily due to the increase in occupancy. The three-month average occupancy rate increased from 78% in 1994 to 88% in 1995. Also contributing to the increase in operating results was a slight decrease in interest expense from 1994 to 1995, caused by the reduced average indebtedness resulting from the regularly scheduled principal amortization payments. Partially offsetting the increase in Cash Flow results for this property were increased repairs and maintenance and property operating expenses of approximately $3,000 and $3,100, respectively.

To increase occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the necessary actions deemed appropriate for the properties discussed above. Some of these actions include: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position as of March 31, 1995 when compared to December 31, 1994 was primarily the result of the net proceeds received in conjunction with the refinancing of the mortgage loan collateralized by Glendale exceeding expenditures made for capital and tenant improvements for the Partnership's properties. Liquid assets of the Partnership as of March 31, 1995 are comprised of amounts held for working capital purposes.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities decreased from $361,600 for the quarter ended March 31, 1994 to $99,200 for the quarter ending March 31, 1995. The decrease was primarily due to the timing of the payment of certain Partnership expenses, the decrease in the collection of tenant's rental payments, as well as to the decrease in Cash Flow results as discussed above.

The primary use of cash for investing activities is capital and tenant improvements made to the Partnership's properties. Net cash (used for) investing activities increased from $33,400 for the quarter ended March 31, 1994 to $176,400 for the quarter ended March 31, 1995 primarily due to an increase in payments for capital and tenant improvements and to a lesser extent to an increase in escrow deposits.

During the quarter ended March 31, 1995, the Partnership spent approximately $155,900 for capital and tenant improvements and has budgeted to spend approximately $654,000 and $48,000 for the remainder of 1995 at Glendale and Regency, respectively. The General Partner feels that these improvements are necessary in order to preserve the physical integrity of these properties as well as to improve occupancy levels and maintain rental rates in very competitive markets. Generally, working capital reserves are maintained to fund these types of expenditures.

Net cash provided by financing activities increased from $9,300 for the quarter ended March 31, 1994 to $1,692,400 for the quarter ended March 31, 1995 due primarily to the refinancing of the mortgage loan collateralized by Glendale. On January 6, 1995, Indianapolis Mall Associates, the joint venture which owns Glendale, obtained a new mortgage loan in the amount of $17,000,000 secured by Glendale. The Partnership's share of the new loan amount is $8,500,000. The existing loan was paid off in full with the proceeds from the new loan. The total cash received by the Partnership in connection with this new loan was $1,738,900, which was net of $38,400 in loan acquisition costs, and was added to the Partnership's working capital.

Distributions to Limited Partners continue to be suspended to insure that the required cash is available when needed to fund anticipated capital and tenant improvements, potential mortgage principal paydowns and other liquidity requirements. All Cash Flow earned by the Partnership during the quarter ended March 31, 1995 was retained to supplement working capital reserves. The General Partner views Cash Flow as one of the Partnership's best and least expensive sources of cash. For the quarter ended March 31, 1995, Cash Flow retained to supplement working capital reserves approximated $16,000.

                          PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K:
- -------   ---------------------------------

      (a) Exhibits: Financial Data Schedule

      (b) Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended March 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X

                        BY:  FIRST CAPITAL FINANCIAL CORPORATION
                             GENERAL PARTNER


Date: May 12, 1995      By:  /s/        DOUGLAS CROCKER II
      ------------           ---------------------------------------
                                        DOUGLAS CROCKER II
                              President and Chief Executive Officer


Date: May 12, 1995      By:  /s/         NORMAN M. FIELD
      ------------           ---------------------------------------
                                         NORMAN M. FIELD
                              Vice President - Finance and Treasurer