Form 10-Q
period 1995-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 1995-08-14
CIK 750301

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the period ended                    June 30, 1995
                       ---------------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from                       to
                                 -----------------------  ----------------------

   Commission File Number:                       0-14121
                          ------------------------------------------------------



               First Capital Income Properties, Ltd. - Series X
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                              59-2417973
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
-------------------------------------------------------      -------------------
(Address of principal executive offices)                         (Zip Code)

                                (312) 207-0020
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      June 30,
                                                        1995      December 31,
                                                     (Unaudited)      1994
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $ 6,928,400  $ 6,928,400
 Buildings and improvements                           24,383,300   24,179,500
------------------------------------------------------------------------------
                                                      31,311,700   31,107,900
Accumulated depreciation and amortization             (6,734,700)  (6,379,100)
------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       24,577,000   24,728,800
Cash and cash equivalents                              2,758,700    1,092,300
Restricted cash and certificate of deposit                             37,500
Rents receivable                                         452,600      493,800
Escrow deposits                                           74,600       39,800
Prepaid expenses                                                       12,500
Other assets (primarily loan acquisition costs, net
 of accumulated amortization of $157,100 and
 $138,100, respectively)                                 141,500       90,500
------------------------------------------------------------------------------
                                                     $28,004,400  $26,495,200
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                              $12,254,200  $10,648,600
 Accounts payable and accrued expenses                   571,200      612,300
 Due to Affiliates                                        35,900       39,300
 Security deposits                                        16,000       13,300
 Other liabilities                                        94,200       51,500
------------------------------------------------------------------------------
                                                      12,971,500   11,365,000
------------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                          (1,000)
 Limited Partners (43,861 Units authorized, issued
  and outstanding)                                    15,033,900   15,130,200
------------------------------------------------------------------------------
                                                      15,032,900   15,130,200
------------------------------------------------------------------------------
                                                     $28,004,400  $26,495,200
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1995
and the year ended December 31, 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                       General     Limited
                                       Partner    Partners       Total
--------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1994                      $(243,100) $16,322,400  $16,079,300
Net income (loss) for the year ended
 December 31, 1994                      243,100   (1,192,200)    (949,100)
--------------------------------------------------------------------------
Partners' capital, December 31, 1994          0   15,130,200   15,130,200
Net (loss) for the six months ended
 June 30, 1995                           (1,000)     (96,300)     (97,300)
--------------------------------------------------------------------------
Partners' (deficit) capital,
 June 30, 1995                        $  (1,000) $15,033,900  $15,032,900
--------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                      1995        1994
--------------------------------------------------------------------------
Income:
 Rental                                             $ 999,500  $1,423,100
 Interest                                              38,900      51,000
--------------------------------------------------------------------------
                                                    1,038,400   1,474,100
--------------------------------------------------------------------------
Expenses:
 Interest                                             313,000     446,400
 Depreciation and amortization                        188,600     331,900
 Property operating:
  Affiliates                                           99,700      97,200
  Nonaffiliates                                       195,000     333,900
 Real estate taxes                                    119,200     338,400
 Insurance-Affiliate                                    7,500      22,300
 Repairs and maintenance                              104,000     142,900
 General and administrative:
  Affiliates                                            6,400       8,600
  Nonaffiliates                                        53,100      36,300
--------------------------------------------------------------------------
                                                    1,086,500   1,757,900
--------------------------------------------------------------------------
Net (loss)                                          $ (48,100) $ (283,800)
--------------------------------------------------------------------------
Net (loss) allocated to General Partner             $    (500) $   (2,800)
--------------------------------------------------------------------------
Net (loss) allocated to Limited Partners            $ (47,600) $ (281,000)
--------------------------------------------------------------------------
Net (loss) allocated to Limited Partners per Unit
 (43,861 Units authorized, issued and outstanding)  $   (1.09) $    (6.41)
--------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                       1995        1994
---------------------------------------------------------------------------
Income:
 Rental                                             $2,010,700  $2,992,000
 Interest                                               74,900      89,800
---------------------------------------------------------------------------
                                                     2,085,600   3,081,800
---------------------------------------------------------------------------
Expenses:
 Interest                                              635,600     795,500
 Depreciation and amortization                         374,600     635,300
 Property operating:
  Affiliates                                           185,600     169,000
  Nonaffiliates                                        373,100     690,600
 Real estate taxes                                     247,500     659,200
 Insurance-Affiliate                                    25,800      44,600
 Repairs and maintenance                               214,900     324,700
 General and administrative:
  Affiliates                                            17,200      13,500
  Nonaffiliates                                        108,600      87,200
---------------------------------------------------------------------------
                                                     2,182,900   3,419,600
---------------------------------------------------------------------------
Net (loss)                                          $  (97,300) $ (337,800)
---------------------------------------------------------------------------
Net (loss) allocated to General Partner             $   (1,000) $   (3,400)
---------------------------------------------------------------------------
Net (loss) allocated to Limited Partners            $  (96,300) $ (334,400)
---------------------------------------------------------------------------
Net (loss) allocated to Limited Partners per Unit
 (43,861 Units authorized, issued and outstanding)  $    (2.20) $    (7.62)
---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1995        1994
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss)                                               $  (97,300) $ (337,800)
 Adjustments to reconcile net (loss) to net cash provided
  by operating activities:
  Depreciation and amortization                              374,600     635,300
  Changes in assets and liabilities:
   Decrease in rents receivable                               41,200     158,500
   Decrease (increase) in restricted cash and certificate
    of deposit                                                37,500     (97,900)
   Decrease in prepaid expenses                               12,500       1,000
   (Increase) in other assets                                (70,000)    (36,000)
   (Decrease) increase in accounts payable and accrued
    expenses                                                  41,100     376,800
   (Decrease) in due to Affiliates                            (3,400)     (8,700)
   Increase (decrease) in other liabilities                   42,700     (27,100)
---------------------------------------------------------------------------------
    Net cash provided by operating activities                296,700     664,100
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements               (203,800)   (171,400)
 (Increase) in escrow deposits                               (34,800)
---------------------------------------------------------------------------------
    Net cash (used for) investing activities                (238,600)   (171,400)
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from issuance of mortgage loan payable           8,500,000
 Principal payments on mortgage loans payable             (6,894,400)    (18,200)
 Increase in security deposits                                 2,700      55,900
---------------------------------------------------------------------------------
    Net cash provided by financing activities              1,608,300      37,700
---------------------------------------------------------------------------------
Net increase in cash and cash equivalents                  1,666,400     530,400
Cash and cash equivalents at the beginning of the period   1,092,300   5,051,700
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $2,758,700  $5,582,100
---------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                          $  685,800  $  795,500
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1995

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1995 are not necessarily indicative of the operating results for the year ending December 31, 1995.

The financial statements include the Partnership's 50% interest in one joint venture and a 25% interest in another joint venture with Affiliated partnerships. The joint ventures are operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets and liabilities is included in the financial statements.

Certain reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have no effect on net (loss) or Partners' capital.

Cash equivalents are considered all highly liquid investments purchased with a maturity of three months or less.

Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

Subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined by the Partnership Agreement), as a Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of a Partnership property) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee, as defined, and the balance, if any, to the Unit Holders. Net Losses (exclusive of Net Losses from the sale or disposition of a

4
Partnership property) shall be allocated 1% to the General Partner and 99% to the Unit Holders. Net Losses from the sale or disposition of a Partnership property (including provisions for value impairment) shall be allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total of such positive balances; and second, the balance if any, 1% to the General Partner and 99% to the Unit Holders. Notwithstanding, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain and loss during the existence of the Partnership. For the quarter and six months ended June 30, 1995, the General Partner was not allocated a Partnership Management Fee, but was allocated Net Loss from operations of approximately $500 and $1,000, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1995 were as follows:

                                                          Paid
                                                   Quarter  Six Months Payable
------------------------------------------------------------------------------
Property management and leasing fees              $  81,000  $148,800  $22,200
Reimbursement of property insurance premiums, at
 cost                                                25,800    25,800     None
Real estate commission (a)                             None      None   10,000
Reimbursement of expenses, at cost
 (1) Accounting                                       2,500     8,800    2,800
 (2) Investor communication                             700     2,300      900
 (3) Legal                                           36,900    51,500     None
------------------------------------------------------------------------------
                                                  $ 146,900  $237,200  $35,900
------------------------------------------------------------------------------

(a) As of June 30, 1995, the Partnership owed $10,000 to the General Partner for a real estate commission earned in connection with the sale of one Partnership property. This commission has been accrued but not paid. Under the terms of the Partnership Agreement, this fee will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined by the Partnership Agreement) which has been distributed to the Unit Holders), of 6% simple interest per annum on their Capital Investment from the initial date of investment.

3. MORTGAGE LOANS PAYABLE:

On January 6, 1995, Indianapolis Mall Associates, the joint venture which owns Glendale Center Shopping Mall, obtained a new mortgage loan in the amount of $17,000,000 secured by this property. The Partnership's share of the new loan amount was $8,500,000. The existing loan was paid off in full with the proceeds from the new loan. The interest rate on the new loan is variable at Libor plus 4.5% with interest payable monthly. The maturity date of the new loan is January 1, 1999. Monthly payments of principal are to be made based on an 11-year amortization and an interest rate of 9.5%. In addition, the joint venture must pay annually additional principal amortization equal to 50% of all cash flow from the property for each prior calendar year. As of June 30, 1995 the Partnership's share of the outstanding mortgage loan balance was $8,275,200.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and six months ended June 30, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                  Comparative Operating Results (a)
                                For the Quarters     For the Six Months
                                     Ended                  Ended
                               6/30/95    6/30/94    6/30/95     6/30/94
---------------------------------------------------------------------------
GLENDALE CENTER SHOPPING MALL
Rental revenues                $846,300  $ 849,100  $1,709,400  $1,737,100
---------------------------------------------------------------------------
Property net (loss) income     $(10,400) $  81,500  $   (8,700) $  204,400
---------------------------------------------------------------------------
Average occupancy                 91.9%      85.8%       92.1%       85.6%
---------------------------------------------------------------------------
REGENCY PARK SHOPPING CENTER
Rental revenues                $148,500  $ 129,500  $  296,600  $  261,600
---------------------------------------------------------------------------
Property net (loss)            $(18,700) $ (36,000) $  (37,700) $  (73,800)
---------------------------------------------------------------------------
Average occupancy                 88.1%      78.0%       88.1%       78.0%
---------------------------------------------------------------------------
FASHION ATRIUM
 BUILDING (B)
Rental revenues                          $ 444,500              $  993,300
---------------------------------------------------------------------------
Property net (loss)                      $(335,600)             $ (440,400)
---------------------------------------------------------------------------
Average occupancy                            72.0%                   70.9%
---------------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties previously owned by the Partnership.
(b) On December 9, 1994, the Fashion Atrium Building was disposed of through the orderly conveyance of title to the mortgage holder.

Net (loss) for the Partnership for the quarter and six months ended June 30, 1995 decreased $235,700 and $240,500 respectively, when compared to the quarter and six months ended June 30, 1994. The comparison of operating results between the periods is complicated by the disposition of the Fashion Atrium Building ("Fashion Atrium") on December 9, 1994. The disposition of this property accounted for the significant decreases in rental income, interest expense, property operating expenses, depreciation and amortization expense, real estate tax expense, insurance expense and repairs and maintenance.

Net income (loss), exclusive of Fashion Atrium, changed from $51,800 to ($48,100) and from $102,600 to ($97,300) for the quarterly and six month periods under comparison. These changes in net income (loss) for the quarterly and six month periods under comparison were primarily due to: 1) decreased operating results at Glendale Center Shopping Mall ("Glendale") resulting from increased interest expense, repairs and maintenance expense, real estate tax expense, insurance expense and decreased rental revenues, partially offset by decreased insurance and property operating expenses and 2) increased operating results at Regency Park Shopping Center ("Regency") resulting from increased rental revenues and decreased interest expense and insurance expense, partially offset by increases in repairs and maintenance and property operating expenses. The changes in net income (loss) for the quarterly and six month periods under comparison were also affected by increased general and administrative expenses due to an increase in legal fees, accounting and printing and mailing costs and decreased interest income due to a decrease in cash available for investment due to the partial principal paydown of the mortgage loan collateralized by Glendale.

For purposes of the following comparative discussion, the operating results of Fashion Atrium have been be excluded.

Rental revenues increased by approximately $20,500 or 2.1% and $12,000 or .59%, respectively, for the quarter and six months ended June 30, 1995 when compared to the quarter and six months ended June 30, 1994. The increases were primarily due to an increase in Regency's average occupancy. Partially offsetting the increase was a decrease in rental revenues at Glendale primarily due to a decrease in tenant expense reimbursements for common area costs and real estate tax escalations and a decrease in other rental income, partially offset by an increase in percentage rents.

Interest expense increased by approximately $77,500 or 33% and $185,100 or 42%, respectively, for the comparable periods. Although the average outstanding principal balance on the Glendale mortgage is significantly lower in 1995 than in 1994, the interest expense increased due to the increase in the interest rate stipulated under the terms of the new loan agreement.

Real estate tax expense increased by approximately $3,600 or 3.1% and $14,500 or 2.2%, respectively, for the quarter and six months ended June 30, 1995 when compared to 1994. The increases were primarily due to an increase at Glendale as a result of a higher estimated tax liability in 1995.

Repairs and maintenance expense increased approximately $15,700 or 17.7% and $9,200 or 4.5%, respectively, for the periods under comparison. The primary factor which caused the increase was increased expenses at Regency associated with space planning for potential new and renewing tenants.

Insurance expense decreased by approximately $10,300 or 58.1% and $9,800 or 27.6%, respectively, during the quarter and six months ended June 30, 1995, when compared to the prior year periods. These decreases were primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years, which provided a good loss experience relative to the Partnership's properties.

Property operating expenses increased (decreased) by approximately $12,800 or 4.5% and ($17,700) or (3.1%), respectively, for the comparable periods. The primary factors which caused an increase in property operating expenses for the quarters under comparison were increases in utilities, professional fees and management fees due to an increase in occupancy at Regency, partially offset by decreases in these expenses at Glendale. The decrease in property operating expenses for the six month periods under comparison was due to decreases in all the expenses mentioned above at Regency, partially offset by a minimal increases in all of these expenses at Glendale.

To further and or maintain increase occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the necessary actions deemed appropriate for the properties discussed above. Some of these actions include: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES:
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its two remaining properties. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined by the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined by the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP, is not indicative of actual distributions to Partners and should not neccessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Cash Flow.

                                                      Comparative Cash
                                                    Flow Results For the
                                                      Six Months Ended
                                                     6/30/95     6/30/94
--------------------------------------------------------------------------
Amount of Cash Flow (as defined in the Partnership
 Agreement)                                         $   32,900  $ 279,300
Items of reconciliation:
 Principal payments on mortgage loans                  244,400     18,200
 Decrease in current assets                             21,200     25,600
 (Decrease) increase in current liabilities             (1,800)   341,000
--------------------------------------------------------------------------
Net cash provided by operating activities           $  296,700  $ 664,100
--------------------------------------------------------------------------
Net cash (used for) investing activities            $ (238,600) $(171,400)
--------------------------------------------------------------------------
Net cash provided by financing activities           $1,608,300  $  37,700
--------------------------------------------------------------------------

The decrease in Cash Flow (as defined by the Partnership Agreement) of approximately $246,400 for the six months ended June 30, 1995 when compared to six months ended June 30, 1994 was primarily due to the decrease in net income, as previously discussed, exclusive of the decrease in depreciation and amortization expense.

The increase in the Partnership's cash position as of June 30, 1995 when compared to December 31, 1994 was primarily the result of the net proceeds received in conjunction with the refinancing of the mortgage loan collateralized by Glendale exceeding expenditures made for capital and tenant improvements for the Partnership's properties. Liquid assets of the Partnership as of June 30, 1995 are comprised of amounts held for working capital purposes.

The decrease in net cash provided by operating activities for the six months ended June 30, 1995 when compared to the six months ended June 30, 1994 was primarily due to the timing of the payment of certain Partnership expenses, the decrease in the amount of rents receivable collected, as well as to the decrease in net income, as discussed above.

The increase in net cash (used for) investing activities for the six months ended June 30, 1995 when compared to the six months ended June 30, 1994 was due to an increase in expenditures for capital and tenant improvements to the Partnership's properties and to a lesser extent to an increase in escrow deposits. During the six months ended June 30, 1995, the Partnership spent approximately $203,800 for building and tenant improvements and has budgeted to spend an additional $875,000 during the remainder of 1995. Of the remaining budgeted amount, approximately $870,000 relates to anticipated capital and tenant improvements and leasing costs expected to be incurred at Glendale. The General Partner believes these expenditures are necessary to maintain occupancy levels in very competitive markets and ready the remaining properties for ultimate disposition.

The increase in net cash provided by financing activities for the six months ended June 30, 1995 when compared to the six months ended June 30, 1994 was due primarily to the net proceeds received from the refinancing of the mortgage loan collateralized by Glendale and, to a lesser extent, an increase in security deposits. On January 6, 1995, Indianapolis Mall Associates, the joint venture which owns Glendale, obtained a new mortgage loan in the amount of $17,000,000 secured by Glendale. The Partnership's share of the new loan amount was $8,500,000. The existing loan was paid off in full with the proceeds from the new loan. The total cash received by the Partnership in connection with this new loan was $1,780,100, which was net of $69,900 in loan acquisition costs, and was added to the Partnership's working capital.

The mortgage loan collateralized by Regency is scheduled to mature on December 31, 1995. The General Partner has initiated discussions with the current lender with the intent of extending and or modifying the current loan. However, there can be no assurance that the General Partner will be successful in these discussions.

Distributions to Limited Partners continue to be suspended to insure that the required cash is available when needed to fund anticipated capital and tenant improvements and other liquidity requirements. All Cash Flow earned by the Partnership during the quarter ended June 30, 1995 was retained to supplement working capital reserves. For the six months ended June 30, 1995, Cash Flow (as defined by the Partnership Agreement) retained to supplement working capital reserves approximated $32,900.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

     (a) Exhibits: Financial Data Schedule

     (b) Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended June 30, 1995.

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


                                FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X

                                BY: FIRST CAPITAL FINANCIAL CORPORATION
                                    GENERAL PARTNER


Date:  August 14, 1995          By:  /s/        DOUGLAS CROCKER II
                                     ----------------------------------------
                                                DOUGLAS CROCKER II
                                      President and Chief Executive Officer


Date:  August 14, 1995          By:  /s/         NORMAN M. FIELD
                                     ----------------------------------------
                                                 NORMAN M. FIELD
                                      Vice President - Finance and Treasurer