Form 10-Q
period 1995-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 1995-11-14
CIK 750301

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                   September 30, 1995
                         -------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                     to
                                   -------------------    ----------------------
    Commission File Number:                       0-14121
                           -----------------------------------------------------

               First Capital Inocme Properities, Ltd. - Series X
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                   September 30,
                                                       1995      December 31,
                                                    (Unaudited)      1994
-----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                               $ 6,928,400  $ 6,928,400
 Buildings and improvements                          24,751,500   24,179,500
-----------------------------------------------------------------------------
                                                     31,679,900   31,107,900
Accumulated depreciation and amortization            (6,914,600)  (6,379,100)
-----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                      24,765,300   24,728,800
Cash and cash equivalents                             2,588,300    1,092,300
Restricted cash and certificate of deposit                            37,500
Rents receivable                                        381,000      493,800
Escrow deposits                                          93,300       39,800
Prepaid expenses                                                      12,500
Other assets (primarily loan acquisition costs,
 net of accumulated amortization of $168,100 and
 $138,100, respectively)                                134,300       90,500
-----------------------------------------------------------------------------
                                                    $27,962,200  $26,495,200
-----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                             $12,127,600  $10,648,600
 Accounts payable and accrued expenses                  672,300      612,300
 Due to Affiliates                                       39,900       39,300
 Security deposits                                       15,700       13,300
 Other liabilities                                       26,900       51,500
-----------------------------------------------------------------------------
                                                     12,882,400   11,365,000
-----------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                           (500)
 Limited Partners (50,000 Units authorized, 43,861
  Units issued and outstanding)                      15,080,300   15,130,200
-----------------------------------------------------------------------------
                                                     15,079,800   15,130,200
-----------------------------------------------------------------------------
                                                    $27,962,200  $26,495,200
-----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1995
and the year ended December 31, 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                       General     Limited
                                       Partner    Partners       Total
--------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1994                      $(243,100) $16,322,400  $16,079,300
Net income (loss) for the year ended
 December 31, 1994                      243,100   (1,192,200)    (949,100)
--------------------------------------------------------------------------
Partners' capital, December 31, 1994          0   15,130,200   15,130,200
Net (loss) for the nine months ended
 September 30, 1995                        (500)     (49,900)     (50,400)
--------------------------------------------------------------------------
Partners' (deficit) capital,
 September 30, 1995                   $    (500) $15,080,300  $15,079,800
--------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                        1995        1994
----------------------------------------------------------------------------
Income:
 Rental                                              $1,035,800  $1,424,700
 Interest                                                33,900      60,800
----------------------------------------------------------------------------
                                                      1,069,700   1,485,500
----------------------------------------------------------------------------
Expenses:
 Interest                                               309,200     508,900
 Depreciation and amortization                          190,900     307,600
 Property operating:
  Affiliates                                             73,500      71,100
  Nonaffiliates                                         214,900     388,100
 Real estate taxes                                      127,400     321,300
 Insurance-Affiliate                                     11,100      22,500
 Repairs and maintenance                                 94,700     166,100
 General and administrative:
  Affiliates                                             14,000       6,300
  Nonaffiliates                                         (12,900)     28,600
----------------------------------------------------------------------------
                                                      1,022,800   1,820,500
----------------------------------------------------------------------------
Net income (loss)                                    $   46,900  $ (335,000)
----------------------------------------------------------------------------
Net income (loss) allocated to General Partner       $      500  $   (3,400)
----------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners      $   46,400  $ (331,600)
----------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners per
 Unit (43,861 Units issued and outstanding)          $     1.06  $    (7.56)
----------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1995        1994
--------------------------------------------------------------------------
Income:
 Rental                                            $3,046,500  $4,416,700
 Interest                                             108,800     150,600
--------------------------------------------------------------------------
                                                    3,155,300   4,567,300
--------------------------------------------------------------------------
Expenses:
 Interest                                             944,800   1,304,400
 Depreciation and amortization                        565,500     942,900
 Property operating:
  Affiliates                                          259,100     240,200
  Nonaffiliates                                       588,000   1,078,600
 Real estate taxes                                    374,900     980,500
 Insurance--Affiliate                                  36,900      67,100
 Repairs and maintenance                              309,600     490,800
 General and administrative:
  Affiliates                                           31,200      19,800
  Nonaffiliates                                        95,700     115,800
--------------------------------------------------------------------------
                                                    3,205,700   5,240,100
--------------------------------------------------------------------------
Net (loss)                                         $  (50,400) $ (672,800)
--------------------------------------------------------------------------
Net (loss) allocated to General Partner            $     (500) $   (6,700)
--------------------------------------------------------------------------
Net (loss) allocated to Limited Partners           $  (49,900) $ (666,100)
--------------------------------------------------------------------------
Net (loss) allocated to Limited Partners per Unit
 (43,861 Units issued and outstanding)             $    (1.14) $   (15.19)
--------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1995         1994
-----------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss)                                          $   (50,400) $ (672,800)
 Adjustments to reconcile net (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                          565,500     942,900
  Changes in assets and liabilities:
   Decrease in rents receivable                          112,800     122,400
   Decrease (increase) in restricted cash and
    certificate of deposit                                37,500    (166,300)
   Decrease (increase) in prepaid expenses                12,500    (154,500)
   (Increase) in other assets                             (3,900)
   Increase in accounts payable and accrued expenses      60,000         900
   Increase (decrease) in due to Affiliates                  600     (19,200)
   (Decrease) in other liabilities                       (24,600)    (11,100)
-----------------------------------------------------------------------------
    Net cash provided by operating activities            710,000      42,300
-----------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements           (572,000)   (225,600)
 (Increase) in escrow deposits                           (53,500)
-----------------------------------------------------------------------------
    Net cash (used for) investing activities            (625,500)   (225,600)
-----------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from issuance of mortgage loan payable       8,500,000     408,800
 Principal payments on mortgage loans payable         (7,021,000)    (24,400)
 Loan acquisition costs incurred                         (69,900)
 Increase in security deposits                             2,400     125,900
-----------------------------------------------------------------------------
    Net cash provided by financing activities          1,411,500     510,300
-----------------------------------------------------------------------------
Net increase in cash and cash equivalents              1,496,000     327,000
Cash and cash equivalents at the beginning of the
 period                                                1,092,300   5,051,700
-----------------------------------------------------------------------------
Cash and cash equivalents at the end of the period   $ 2,588,300  $5,378,700
-----------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                     $   995,000  $1,015,600
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1995
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in
Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is included in the Registration Statement and incorporated herein by reference.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1995 are not necessarily indicative of the operating results for the year ending December 31, 1995.

Certain reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have no effect on net income or Partners' capital.

The financial statements include the Partnership's 50% interest in one joint venture and its 25% interest in another joint venture with Affiliated partnerships. These joint ventures were formed for the purpose of each acquiring a 100% interest in certain real property and are operated under the common control of the General Partner. In addition, the 1994 financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in certain real property and was operated under the common control of the General Partner prior to its disposition on December 9, 1994. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital was included in the financial statements.

Cash equivalents are considered all highly liquid investments purchased with maturity of three months or less.

Reference is made to the Partnership's annual report for the year ended December 31, 1994 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined by the Partnership Agreement), as a Partnership Management Fee. For the quarter and nine months ended September 30, 1995, in conjunction with the suspension of distributions of Cash Flow (as defined by the Partnership Agreement) to Limited Partners, the General Partner was not paid a Partnership Management Fee.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Unit Holders. Net Losses (exclusive of Net Losses from the sale or disposition of Partnership properties) are allocated 1% to the General Partner and 99% to the Unit Holders. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Unit Holders. Net Losses from the sale or disposition of Partnership properties are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Unit Holders. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter ended September 30, 1995, the General Partner was allocated Net Profits of approximately $500. For the nine months ended September 30, 1995, the General Partner was allocated Net Loss from operations of approximately $500.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1995 were as follows:

                                                          Paid
                                                  --------------------
                                                  Quarter  Nine Months Payable
------------------------------------------------------------------------------
Property management and leasing fees              $ 82,200  $231,000   $19,600
Reimbursement of property insurance premiums, at
 cost                                               11,100    36,900      None
Real estate commission (a)                            None      None    10,000
Reimbursement of expenses, at cost:
 (1) Accounting                                      3,100    11,900     5,100
 (2) Investor communication                          1,100     3,400     5,200
 (3) Legal                                           8,600    60,100      None
------------------------------------------------------------------------------
                                                  $106,100  $343,300   $39,900
------------------------------------------------------------------------------

(a) As of September 30, 1995, the Partnership owed approximately $10,000 to the General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. In accordance with the Partnership Agreement, no Affiliate of the General Partner may receive payment of a real estate commission upon the sale of a Partnership property until Unit Holders have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined by the Partnership Agreement) which has been distributed to the Unit Holders) of 6% simple interest per annum on their Capital Investment from the initial investment date.

3. MORTGAGE LOANS PAYABLE:

On January 6, 1995, Indianapolis Mall Associates, the joint venture which owns Glendale Center Shopping Mall ("Glendale"), obtained a new mortgage loan in the amount of $17,000,000 secured by this property. The Partnership's share of the new loan amount was $8,500,000. The existing loan was paid off in full with the proceeds from the new loan. The interest rate on the new loan is variable at Libor plus 4.5% with interest payable monthly. The maturity date of the new loan is January 1, 1999. Monthly payments of principal are to be made based on an 11-year amortization and an interest rate of 9.5%. The joint venture may be required to pay annually additional principal amortization equal to 50% of net cash flow (pursuant to the loan agreement) from the property for each prior calender year, depending on certain debt-coverage requirements defined by the loan agreement. As of September 30, 1995 the Partnership's share of the outstanding mortgage loan balance was $8,158,700.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a discussion of the Partnership's business.

As the Partnership progresses through the disposition phase of its life cycle, management's discussion and analysis of financial condition and results of operations is complicated to compare between periods. Results of net income and cash flows as defined by generally accepted accounting principles ("GAAP") as well as Cash Flow (as defined by the Partnership Agreement) are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives the results generated from such real property interests. Accordingly, rental income, debt service, depreciation and amortization expense, property operating expenses, repairs and maintenance expenses, real estate taxes and insurance are expected to decline as well, but will continue to comprise the significant components of net income and cash flows (as defined by GAAP) as well as Cash Flow (as defined by the Partnership Agreement) until the final property is sold. Also, during the disposition phase, cash and cash equivalents increase as Sale and Refinancing Proceeds are received and decrease as the Partnership utilizes these proceeds for the purposes of making distributions to Limited Partners, repayment of the mortgage loans payable, making capital improvements and incurring leasing costs at the Partnership's remaining properties or other working capital requirements. Prior to being utilized for such purposes, these proceeds are invested in short-term money market instruments. Sale and Refinancing Proceeds are excluded from the determination of Cash Flow (as defined by the Partnership Agreement).

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and nine months ended September 30, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                        Comparative Operating Results (a)
                     For the Quarters     For the Nine Months
                           Ended                 Ended
                     9/30/95   9/30/94    9/30/95     9/30/94
----------------------------------------------------------------
GLENDALE CENTER SHOPPING MALL
Rental revenues      $875,000  $880,100  $2,584,500  $2,617,200
----------------------------------------------------------------
Property net income  $ 15,300  $ 51,600  $    6,600  $  256,100
----------------------------------------------------------------
Average occupancy       92.1%     85.9%       92.1%       85.7%
----------------------------------------------------------------
REGENCY PARK SHOPPING CENTER
Rental revenues      $146,500  $132,200  $  443,000  $  393,900
----------------------------------------------------------------
Property net (loss)  $(16,100) $(33,100) $  (53,800) $ (106,900)
----------------------------------------------------------------
Average occupancy       87.7%     77.7%       88.0%       77.9%
----------------------------------------------------------------

FASHION ATRIUM BUILDING (B)
Rental revenues          $ 412,400      $1,405,600
---------------------------------------------------
Property net (loss)      $(368,400)     $ (808,800)
---------------------------------------------------
Average occupancy            73.6%           71.7%
---------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties previously owned by the Partnership.
(b) On December 9, 1994, the Fashion Atrium Building was disposed of through the orderly conveyance of title to the mortgage holder.

Net (loss) income for the Partnership changed from a net (loss) of $(335,000) for the quarter ended September 30, 1994 to net income of $46,900 for the quarter ended September 30, 1995. Partnership net loss decreased by $622,400 for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994. The comparison of operating results between the periods is complicated by the disposition of the Fashion Atrium Building ("Fashion Atrium") on December 9, 1994. The effects of the disposition of Fashion Atrium accounted for the significant decreases in rental income, interest expense, property operating expenses, depreciation and amortization expense, real estate tax expense, insurance expense and repairs and maintenance.

Net income, exclusive of Fashion Atrium, increased $13,500 for the quarter ended September 30, 1995 when compared to the quarter ended September 30, 1994. Net income (loss) changed from $136,000 for the nine months ended September 30, 1994 to $(50,400) for the nine months ended September 30, 1995. These changes in net income (loss) for the quarterly and nine-month periods under comparison were primarily due to: 1) decreased operating results at Glendale Center Shopping Mall ("Glendale") resulting from increased interest expense, and decreased rental revenues, partially offset by decreased property operating expenses; 2) improved operating results at Regency Park Shopping Center ("Regency") resulting from increased rental revenues and decreased interest expense, partially offset by increases in repairs and maintenance and property operating expenses; 3) a reduction in general and administrative expenses resulting from a decrease in state and local taxes and 4) an increase in other income due to the collection of outstanding tenant receivables from a previously sold property. Partially offsetting these increases was a decrease in interest income due to a decrease in cash available for investment caused by the net reduction of the mortgage loan collateralized by Glendale. In addition, the increases for nine-month periods was also affected by a decrease in interest income, partially offset by an increase in other income due to the reasons previously discussed.

For purposes of the following discussion, the comparative operating results of Fashion Atrium have been excluded.

Rental revenues increased $9,200 or 0.9% and $16,400 or 0.6%, respectively, for the quarter and nine months ended September 30, 1995 when compared to the quarter and nine months ended September 30, 1994. The increases were primarily due to increases in Regency's average occupancy. Partially offsetting these increases was a decrease at Glendale in tenant expense reimbursements for common area costs and real estate tax escalations and a decrease in other rental income, partially offset by an increase in percentage rents.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense increased by $40,100 and $225,200, respectively, for the comparable periods. Although the average outstanding principal balance on the Glendale mortgage is significantly lower in 1995 than in 1994, the interest expense increased due to the increase in the interest rate pursuant to the terms of the new loan agreement.

Total property operating expenses decreased $11,200 and $28,900, respectively, for the comparable periods. The primary factors which contributed to the decrease in property operating expenses for the quarterly and nine-month periods were decreased utilities (due to the severe heat during the summer months of 1995 when compared to 1994) and decreased advertising and promotional expenditures at Glendale. Partially offsetting the overall decrease in property operating expenses was increased utilities, professional fees and management fees (which are computed at a rate not to exceed 6% of the gross receipts of the property) due to an increase in occupancy at Regency.

Insurance expense decreased $6,700 and $16,500, respectively, for the quarter and nine months ended September 30, 1995, when compared to the prior year periods. These decreases were primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years, which provided a good loss experience relative to the Partnership's properties.

Repairs and maintenance expense (decreased) increased $(2,400) and $6,800, respectively, for the quarterly and nine-month periods under comparison. The primary factors which caused the decrease for the quarterly periods under comparison were decreased expenditures on the interior and exterior of the building at Glendale and decreased landscaping, roof repairs and supplies at Regency. The increase in repairs and maintenance for the nine-month periods under comparison was due to increased expenses at Regency associated with space planning for potential new and renewing tenants and increased maintenance salaries at Glendale.

Real estate tax expense (decreased) increased $(600) and $13,900, respectively, for the quarter and nine months ended September 30, 1995 when compared to the comparable periods of 1994. The increase for the nine-month periods under comparison was primarily due to an increase at Glendale as a result of a higher estimated tax liability in 1995.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) promotion of local broker events and networking with local brokers; 3) networking with national level retailers; 4) cold-calling other businesses and tenants in the market area and 5) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined by the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows (as defined by GAAP). The following table includes a reconciliation of Cash Flow (as defined by the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                        Comparative
                                                     Cash Flow Results
                                                          For the
                                                     Nine Months Ended
                                                     9/30/95     9/30/94
--------------------------------------------------------------------------
Amount of Cash Flow (as defined in the Partnership
 Agreement)                                         $  144,100  $ 245,700
Items of reconciliation:
 Principal payments on mortgage loans                  371,000     24,400
 Decrease (increase) in current assets                 158,900   (198,400)
 Increase (decrease) in current liabilities             36,000    (29,400)
--------------------------------------------------------------------------
Net cash provided by operating activities           $  710,000  $  42,300
--------------------------------------------------------------------------
Net cash (used for) investing activities            $ (625,500) $(225,600)
--------------------------------------------------------------------------
Net cash provided by financing activities           $1,411,500  $ 510,300
--------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $101,600 for the nine months ended September 30, 1995 when compared to nine months ended September 30, 1994 was primarily due to an increase in debt service payments resulting from the refinancing of Glendale on January 6, 1995, partially offset by the absence of the operating results of Fashion Atrium which had operated at a Cash Flow (as defined in the Partnership Agreement) deficit in 1994.

The increase in the Partnership's cash position of $1,496,000 as of September 30, 1995 when compared to December 31, 1994 was primarily the result of the net proceeds received in conjunction with the refinancing of the mortgage loan collateralized by Glendale and the net cash provided by operating activities exceeding expenditures made for capital and tenant improvements for the Partnership's properties. Liquid assets of the Partnership as of September 30, 1995 are comprised of amounts held for working capital purposes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The increase in net cash provided by operating activities of $667,700 for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994 was primarily the result of the decrease in the net loss due to the absence of the operating results of Fashion Atrium and to a lesser extent the increase in operating results, as previously discussed, of properties currently owned by the Partnership and the timing of the payment of certain Partnership expenses.

The increase in net cash (used for) investing activities of $399,900 for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994 was due to an increase in expenditures for capital and tenant improvements and leasing costs at the Partnership's properties and to a lesser extent to an increase in escrow deposits. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the nine months ended September 30, 1995, the Partnership spent $572,000 for building and tenant improvements and leasing costs and has budgeted to spend approximately $438,000 during the remainder of 1995. Of the remaining budgeted amount, approximately $415,000 relates to anticipated capital and tenant improvements and leasing costs expected to be incurred at Glendale. The General Partner believes these expenditures are necessary in order to increase and/or maintain occupancy levels and to maximize rental rates charged to new and renewing tenants.

The increase of approximately $901,200 in net cash provided by financing activities for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994 was due primarily to the net proceeds received from the refinancing of the mortgage loan collateralized by Glendale. On January 6, 1995, Indianapolis Mall Associates, the joint venture which owns Glendale, obtained a new mortgage loan in the amount of $17,000,000 securing this property. The Partnership's share of the new loan amount was $8,500,000. The existing loan was paid off in full with the proceeds from the new loan. The net cash received by the Partnership in connection with this refinancing of $1,780,100, net of $69,900 in loan acquisition costs, was added to the Partnership's working capital.

The mortgage loan collateralized by Regency is scheduled to mature on December 31, 1995. The General Partner has initiated discussions with the current lender with the intent of extending and or modifying the current loan. However, there can be no assurance that the General Partner will be successful in these discussions. If unsuccessful in its attempt to extend or modify the current loan, the Partnership could face the loss of its 25% interest in the property through foreclosure.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. The General Partner believes that Cash Flow (as defined by the Partnership Agreement) is one of the best and least expensive sources of cash. As a result of this, cash continues to be retained to supplement working capital reserves. For the nine months ended September 30, 1995 all Cash Flow (as defined by the Partnership Agreement) was retained to supplement working capital reserves.

Distributions to Limited Partners continue to be suspended. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance of the availability of cash for distribution to Partners.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits: Financial Data Schedule

        (b) Reports on Form 8-K:

            There were no reports filed on Form 8-K during the quarter ended September 30, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X

                             BY: FIRST CAPITAL FINANCIAL CORPORATION
                                 GENERAL PARTNER


Date: November 14, 1995      By: /s/ DOUGLAS CROCKER II
      -----------------          -----------------------------------------
                                     DOUGLAS CROCKER II
                                   President and Chief Executive Officer

Date: November 14, 1995      By: /s/ NORMAN M. FIELD
      -----------------          -----------------------------------------
                                     NORMAN M. FIELD
                                   Vice President - Finance and Treasurer