Form 10-K
period 1995-12-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 1996-04-01
CIK 750301

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended                December 31, 1995
                                ------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                     to
                                     -------------------------------------------

       Commission file number                    0-14121
                             ---------------------------------------------------

               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                       59-2417973
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Two North Riverside Plaza, Suite 950, Chicago, Illinois           60606-2607
- -------------------------------------------------------      -------------------
       (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code           (312) 207-0020
                                                       -------------------------

Securities registered pursuant to Section 12(b)
of the Act:                                                       NONE
                                                       -------------------------

Securities registered pursuant to Section 12(g)
of the Act:                                            Limited Partnership Units
                                                       -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    NO
                                        ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

DOCUMENTS INCORPORATED BY REFERENCE:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated September 25, 1984, included in the Registrant's Registration Statement on Form S-11 (Registration Statement No. 2-92364), is incorporated herein by reference in Part IV of this report.

The Partnership's Report on Form 8-K dated December 9, 1994, reporting the disposition of the Fashion Atrium Building, located in New York, New York, is incorporated herein by reference in Part IV of this report.

EXHIBIT INDEX - PAGE A-1
- ------------------------

                                    PART I

ITEM 1.  BUSINESS
- -------  --------

The registrant, First Capital Income Properties, Ltd. - Series X (the "Partnership"), is a limited partnership organized in 1984 under the Florida Uniform Limited Partnership Law. The Partnership sold $43,861,000 in Limited Partnership Units (the "Units") to the public from September 1984 to September 1985, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration Statement No. 2-92364). Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The business of the Partnership is to invest primarily in existing or to-be-developed real estate, such as shopping centers, warehouses, office buildings, and, to a lesser extent, in other types of income-producing commercial real estate. From December 1984 to February 1988, the Partnership made one real property investment, purchased 50% interests in two joint ventures and a 25% interest in one joint venture each with Affiliated partnerships. These joint ventures were each formed for the purpose of acquiring a 100% interest in certain real property and, prior to dissolution are operated under the common control of First Capital Financial Corporation (the "General Partner"). By December 31, 1995 the Partnership sold its real property investment and, with an Affiliated partnership, dissolved one joint venture as a result of the disposition of the real property interest.

Property management services for the Partnership's real estate investments are provided by an Affiliate of the General Partner for fees calculated as a percentage of gross rents received from the properties.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. Properties owned by the Partnership frequently compete for tenants with similar properties owned by others.

As of March 1, 1996, there were 37 employees at the Partnership's properties for on-site property maintenance and administration.

ITEM 2.  PROPERTIES (a)(b)
- -------  -----------------

As of December 31, 1995, the Partnership owned, through joint venture interests, the following two properties, which were each owned in fee simple and were encumbered by mortgages. For complete details of the material terms of the encumbrances, refer to Note 4 of the Notes to Financial Statements.

                                                              Net Leasable    Number of
         Property Name                     Location           Sq. Footage     Tenants (c)
- ---------------------------------    ---------------------    ------------    -----------
SHOPPING CENTERS:
Glendale Center Shopping Mall (d)    Indianapolis, Indiana       652,727        59  (2)

Regency Park Shopping Center (e)     Jacksonville, Florida       329,858        21  (3)

    (a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

    (b) For Federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land) and all improvements thereafter over useful lives ranging from 18 years to 40 years, utilizing either the Accelerated Cost Recovery System ("ACRS") or straight-line method. Other depreciable assets were

- -------  -----------------------------

         depreciated over their applicable recovery periods. The Partnership's portion of real estate taxes for the Glendale Center Shopping Mall ("Glendale") and Regency Park Shopping Center ("Regency") was $422,100 and $65,300, respectively, for the year ended December 31, 1995. In the opinion of the General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

    (c) Represents the total number of tenants, as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

    (d)  The Partnership owns a 50% joint venture interest in this property.

    (e)  The Partnership owns a 25% joint venture interest in this property.

The following table presents each of the Partnership properties' occupancy rates as of December 31 for each of the last five years:


Property Name    1995    1994    1993    1992    1991
- -------------    ----    ----    ----    ----    ----
Glendale         93%     93%     87%     92%     90%

Regency          87%     89%     78%     78%     84%

The amounts in the following table represent each of the Partnership's properties' average annual rental rate per square foot for each of the last five years ended December 31 and were computed by dividing each property's base rental revenues by its average occupied square footage:


Property Name    1995    1994    1993    1992    1991
- -------------    -----   -----   -----   ----    -----
Glendale         $5.48   $5.55   $4.95   $5.47   $5.63

Regency          $6.47   $6.34   $6.85   $6.97   $6.50

The following table summarizes the principal provisions of the leases for the tenants which occupy ten percent or more of the rentable square footage at each of the Partnership's properties:

                              Partnership's Share of                       Percentage
                           per Annum Base Rents (a) for                      of Net        Renewal
                           ----------------------------                     Leasable       Options
                                          Final Twelve    Expiration         Square       (Renewal
                                           Months of       Date of          Footage       Options/
                             1996            Lease          Lease           Occupied        Years)
                           --------       ------------    ----------       ----------     ---------
Glendale
- --------
L. S. Ayres & Co.
 (department store)        $194,100        $194,100        1/31/01            36%            3/30
Lazarus
 (department store)        $128,700        $128,700        1/31/01            25%            1/18

Regency
- -------
Publix (b)
 (grocery store)           $ 71,700        $ 71,700        1/15/05            26%            3/5

- -------  -------------------

                              Partnership's Share of                       Percentage
                           per Annum Base Rents (a) for                      of Net        Renewal
                           ----------------------------                     Leasable       Options
                                          Final Twelve    Expiration         Square       (Renewal
                                           Months of       Date of          Footage       Options/
                             1996            Lease          Lease           Occupied        Years)
                           --------       ------------    ----------       ----------     ---------
Regency
- -------
Service Merchandise
 (department store)        $ 87,500        $ 87,500        2/28/09            14%            10/5
Baby Superstore
 (wholesale baby
  furnishings)             $ 61,500        $ 75,300        9/30/04            12%            3/5

    (a) The Partnership's share of per annum base rents for each of the tenants listed above for the years between 1996 and the final twelve months for each of the above leases is no lesser or greater than the amounts listed in the above table.

    (b) This tenant does not physically occupy any space at this property but continues to pay rent under the terms of its lease.

The amounts in the following table represent the Partnership's portion of leases in the year of expiration (assuming no lease renewals) through the year ended December 31, 2005:

               Number                           Base Rents
                of                              in Year of          % of Total
Year          Tenants       Square Feet       Expiration (a)      Base Rents (b)
- ----          -------       -----------       --------------      --------------
1996            12             42,951            $ 72,214             3.31%
1997            10             61,751            $ 89,735             4.34%
1998            10             16,678            $127,606             6.36%
1999             7             24,138            $ 89,448             4.75%
2000             6             13,794            $ 68,823             3.98%
2001             9            444,215            $124,267             9.68%
2002             2             16,763            $ 98,569             8.74%
2003             6             15,435            $ 94,020             9.93%
2004            11            159,681            $229,416            37.77%
2005             2             12,578            $ 42,329            12.92%

    (a) Represents the Partnership's portion of base rents to be collected each year on expiring leases.

    (b) Represents the Partnership's portion of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases existing as of December 31, 1995.

ITEM 3.  LEGAL PROCEEDINGS
- -------  -----------------

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1995. Ordinary routine litigation incidental to the business which is not deemed material was maintained during the quarter ended December 31, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------  ---------------------------------------------------

(a,b,c & d)  None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
- -------  ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1996, there were 3,610 Holders of Units.

ITEM 6.  SELECTED FINANCIAL DATA
- -------  -----------------------

                                                    For the Years Ended December 31,
                                -----------------------------------------------------------------------
                                   1995           1994           1993           1992           1991
                                -----------    -----------    -----------    -----------    -----------
Total revenues                  $ 4,288,100    $ 5,913,000    $ 7,177,200    $ 8,129,500    $10,201,300

Net (loss)                      $(7,271,600)   $  (949,100)   $(6,532,500)   $  (149,100)   $(5,581,700)

Net (loss) allocated
  to Limited Partners           $(7,198,900)   $(1,192,200)   $(6,467,200)   $  (155,300)   $(5,525,900)

Net (loss) allocated
  to Limited Partners
  per Unit (43,861
  Units issued and
  outstanding) (a)              $   (164.13)   $    (27.18)   $   (147.45)   $     (3.54)   $   (125.99)

Total assets                    $20,522,900    $26,495,200    $44,395,800    $50,612,200    $60,010,500

Mortgage loans payable          $11,998,000    $10,648,600    $26,794,900    $26,831,200    $35,649,300

Distributions to Limited
  Partners per Unit
  (43,861 Units issued
  and outstanding)                     None           None           None           None           None

Return of capital
  to Limited Partners
  per Unit (43,861 Units
  issued and outstanding)              None           None           None           None           None

Other data:
- -----------
Investment in
  commercial rental
  properties (net of
  accumulated
  depreciation and
  amortization)                 $17,381,000    $24,728,800    $38,273,500    $46,067,100    $55,116,000

Number of real
  property interests
  owned at December 31                    2              2              3              3              4

- -------  -----------------------------------

Notes:
- ------

    (a) Net (loss) per Unit allocated to Limited Partners for 1994 included an extraordinary gain on extinguishment of debt.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP").


                                                           For the Years Ended December 31,
                                         ---------------------------------------------------------------------
                                            1995          1994           1993          1992           1991
                                         ----------    -----------    ----------    -----------    -----------
Cash Flow (as defined
  in the Partnership
  Agreement) (a)                         $  288,600    $   651,400    $1,732,300    $ 1,555,200    $ 1,800,900

Items of reconciliation:

  Principal payments on
    mortgage loans payable                  500,600         33,800        36,300         30,600         25,700

  Changes in current assets
    and liabilities:

    Decrease (increase)
      in current assets                      26,600        334,700       792,900        731,300     (1,024,700)

    (Decrease) increase
      in current liabilities                (55,300)      (542,900)      356,900        (89,400)      (289,600)
                                         ----------    -----------    ----------    -----------    -----------

Net cash provided by
  operating activities                   $  760,500    $   477,000    $2,918,400    $ 2,227,700    $   512,300
                                         ==========    ===========    ==========    ===========    ===========

Net cash (used for)
  provided by investing
  activities                             $ (743,300)   $  (418,300)   $ (502,400)   $ 7,372,100    $  (492,200)
                                         ==========    ===========    ==========    ===========    ===========

Net cash provided by
  (used for) financing
  activities                             $1,354,600    $(4,018,100)   $  (40,800)   $(9,175,100)   $   (92,400)
                                         ==========    ===========    ==========    ===========    ===========

    (a) Cash Flow is defined in the Partnership Agreement as Partnership revenues earned from operations (excluding tenant deposits and proceeds from the sale, disposition or financing of any Partnership properties or the refinancing of any Partnership indebtedness), minus all expenses incurred (including Operating Expenses, payments of principal (other than balloon payments of principal out of Offering Proceeds) and interest on any Partnership indebtedness, and any reserves of revenues from operations deemed reasonably necessary by the General Partner), except depreciation and amortization expenses and capital expenditures, lease acquisition expenditures and the General Partner's Partnership Management Fee.

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-7 in this report and the supplemental schedule on pages A-8 and A-9.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The ordinary business of the Partnership is expected to pass through three phases: (i) Offering of Units and investment in properties, (ii) operation of properties and (iii) sale or other disposition of properties.

The Partnership commenced the Offering of Units on September 25, 1984 (inception), and terminated the Offering on September 24, 1985, upon the sale of 43,861 Units. From December 1985 to February 1988 the Partnership acquired four real property interests, including two 50% joint venture interests and one 25% joint venture interest.

In 1992, the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. As of December 31, 1995, the Partnership has sold one real property investment and liquidated one joint venture investment.

The past year was disappointing for most retailers throughout the country. Gross margins and consequently profits were negatively impacted as retailers attempted to turn inventories. The prospects for expansion in 1996 are also minimal, if nonexistent. The poor sales performance of retailers has resulted in less demand for store space, further retailer consolidations and an increased number of bankruptcies. Factors utilized by prospective property purchasers such as higher capitalization and discount rates resulted in lower prices than previously seen in years. In addition, downward pressure on rent, upward pressure on tenant improvement costs and larger reserves for capital expenditures also negatively affected the pricing of retail assets. Glendale Center Shopping Mall ("Glendale") and Regency Park Shopping Center ("Regency") also experienced other issues which have affected their estimated fair market values. Competition from other malls and community centers as well as other department stores (including a department store operated by one of Glendale's anchor tenants) entering the regional market has had a negative impact on the sales of Glendale's tenants and prospects for lease renewals. For the year ended December 31, 1995, the sales performance of the two anchor tenants (department stores) at Glendale totaled $51,789,000 as compared to $55,886,000 for the year ended December 31, 1994, a 7.3% decrease. Recent attempts to sell Glendale have been unsuccessful. With respect to Regency, the vacancy of an anchor tenant's space for a significant period of time has had a negative impact on the property's appeal to existing and prospective tenants. While the tenant has continued to pay rent pursuant to its lease, the Partnership has experienced difficulty leasing the specialty retail space which surrounds this area of the property. The General Partner has been negotiating with two merchants to each sublet a portion of the vacant space and currently anticipates that each of these stores will be open for business by the third quarter of 1996. While there can be no assurances that either of these two merchants will sublease space at Regency, if negotiations are completed and they do take occupancy, then the lease-up of the vacant specialty space may improve.

The General Partner has historically reviewed significant factors regarding the properties, such as those mentioned above, to determine that the properties are carried at lower of cost or fair market value, and where appropriate has made value impairment adjustments. These factors include, but are not limited to 1) recent and/or budgeted operating performance; 2) research of market conditions;
3) economic trends affecting major tenants; 4) economic factors related to the region where the properties are located and 5) when available, recent property appraisals. As a result of the current year review, the Partnership has recorded provisions, for value impairment totaling $7,300,000 for the year ended December 31, 1995. For more details related to these provisions see the notes (b) and (c) to the Comparative Operating Results table below and Note 8 of Notes to Financial Statements. The General Partner will continue to evaluate real estate market conditions affecting each of the Partnership's properties, in its efforts to maximize the realization of proceeds on their eventual disposition. The recording of the provisions for value impairment does not impact cash flows as defined by generally accepted accounting principles or Cash Flow (as defined in the Partnership Agreement).

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1995, 1994 and 1993. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                         Comparative Operating Results (a)
                         For the Years Ended December 31,
                         -----------------------------------
                            1995        1994         1993
- -------------------------------------------------------------
GLENDALE
Rental revenues          $3,529,300  $ 3,532,000  $4,038,800
- -------------------------------------------------------------
Property net income (b)  $   80,600  $   245,100  $1,050,000
- -------------------------------------------------------------
Average occupancy               92%          87%         88%
- -------------------------------------------------------------
REGENCY
Rental revenues          $  587,500  $   523,200  $  542,200
- -------------------------------------------------------------
Property net (loss) (c)  $  (70,200) $  (163,100) $ (172,300)
- -------------------------------------------------------------
Average occupancy               88%          79%         78%
- -------------------------------------------------------------
FASHION ATRIUM (D)
Rental revenues                      $ 1,676,800  $2,476,300
- -------------------------------------------------------------
Property net (loss) (d)              $(1,170,100) $ (272,900)
- -------------------------------------------------------------
Average occupancy                        (d)             77%
- -------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties previously owned by the Partnership.
(b) The property net income excludes a provision for value impairment of $6,300,000, for the year ended December 31, 1995 (see Note 8 of Notes to Financial Statements for additional information).
(c) The property net (loss) excludes a (loss) from provisions for value impairment of $(1,000,000), $(750,000) and $(1,500,000), respectively for the years ended December 31, 1995, 1994 and 1993 and a (loss) on the sale of a land parcel of $(20,800) reported in the 1993 Statement of Income and Expenses (see Notes 7

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)
   and 8 of Notes to Financial Statements for additional information).
(d) On December 9, 1994, the Fashion Atrium Building was disposed of through the orderly conveyance of title to the mortgage holder. Property net (loss) for the year ended December 31, 1993 excludes a (loss) from provision for value impairment of $(5,500,000). Property net (loss) for the year ended December 31, 1994, excludes (loss) on disposition of property of $(7,946,000) and an extraordinary gain on extinguishment of debt of $8,808,600 (see Notes 7 and 8 of Notes to Financial Statements for additional information).

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994
Partnership net (loss) increased by $6,322,500 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The comparison of operating results between the periods is complicated by the effects of the disposition of the Fashion Atrium Building ("Fashion Atrium") on December 9, 1994. In addition to the loss on disposition and extraordinary gain on extinguishment of debt, as described above, the disposition of Fashion Atrium accounted for significant decreases in rental income, interest expense, property operating expenses, depreciation and amortization expense, real estate tax expense, insurance expense and repairs and maintenance. The (loss) from provisions for value impairment recorded for the years ended December 31, 1995 and December 31, 1994 of $(7,300,000) and $(750,000), respectively, also had significant impact on the comparison of net (loss). For additional information see Note 8 of Notes to Financial Statements.

Partnership net income (exclusive of the effects of Fashion Atrium and provisions for value impairment) decreased $102,200 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The decrease was due to: 1) decreased operating results at Glendale of $164,500 due to an increase in interest expense, partially offset by decreased property operating expenses and 2) a decrease in interest income of $33,400 due to a decrease in cash available for investment resulting from payments in late 1994 on the mortgage loan collateralized by Glendale. Partially offsetting the decrease in net income was: 1) improved operating results at Regency of $92,900 resulting from increased rental revenues and 2) a slight reduction in general and administrative expenses due to a decrease in state and local taxes and data processing costs, partially offset by an increase in printing and mailing costs and legal fees.

For purposes of the following discussion, the comparative operating results of Fashion Atrium have been excluded.

Rental revenues increased $61,600, or 1.5%, for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The increase was primarily due to an increase in Regency's average occupancy.

Interest expense increased $222,400 for the comparable periods. Although the average outstanding principal balance on the Glendale mortgage was significantly lower during 1995 than in 1994, the interest expense increased due to the increase in the interest rate pursuant to the terms of the new loan agreement (see Note 5 of Notes to Financial Statement for additional information).

Total property operating expenses decreased $75,500 for the annual comparable periods. The primary factors which contributed to the decrease in property operating expenses were: 1) decreased utilities at Glendale and 2) decreased advertising and promotional expenditures at Glendale and Regency.

Insurance expense decreased $23,500 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. This decrease was primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years.

Repairs and maintenance expense decreased $13,100 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The primary factors which caused the decrease were decreased expenditures for snow removal and janitorial services, partially offset by an increase in signage expenses and maintenance salaries at Glendale and decreased expenses associated with patching, resurfacing and striping of the parking lot at Regency.

Real estate tax expense remained relatively flat for the comparable periods.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1994 TO THE YEAR ENDED DECEMBER 31,
1993
Partnership net (loss) decreased by $5,583,400 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The comparison of results is complicated by the sale of Fashion Atrium. As described above, the Partnership reported a (loss) of $(5,500,000) for the year ended December 31, 1993 as a provision for value impairment of Fashion Atrium. Upon the liquidation of Fashion Atrium in 1994, the Partnership reported a (loss) on disposition of $(7,946,000) and a gain on extinguishment of debt of $8,808,600. In addition, Fashion Atrium's property operating results diminished $897,200 for the year ended December 31, 1994 when compared to the year ended December 31, 1993.

The primary reasons for the decline in the operating results of Fashion Atrium was decreased rental revenues resulting from lower average effective annual rental rates charged on new tenant leases and on tenant renewals resulting from increased competition from other properties. Fashion Atrium's tenant base had experienced significant changes as a result of the economic downturn in New York City, particularly within the fashion garment industry. Partially offsetting the decrease in operating results was decreased real estate taxes, repairs and maintenance and property operating expenses primarily due to the decrease in occupancy.

Partnership net income (exclusive of the effects of Fashion Atrium and provisions for value impairment) decreased $698,400 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The decrease was due to diminished operating results at Glendale of $804,900. Partially offsetting the decrease in net income for the years under comparison was improved operating results at Regency of $9,200, increased interest income of $61,100 due to a trend in higher interest rates earned on short-term investments and a slight decrease in general and administrative expenses.

For purposes of the following discussion the operating results of Fashion Atrium have been excluded.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

Rental revenues decreased $525,800, or 11.5%, for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The decrease in rental revenues was due to decreases at Glendale resulting from: 1) a decrease in real estate tax and operating expense escalation income of $409,700 as a result of a 1994 adjustment of previously billed 1993 amounts which had been overestimated;
2) the receipt by the Partnership in 1993 of $81,000 from a tenant relating to a lease settlement and 3) a slight decrease in the average annual occupancy rate. In addition, rental revenues decreased slightly at Regency due to a decrease in the average base rental rate charged to new and renewing tenants which was partially offset by an increase in percentage rents.

Total interest expense increased $160,200 for the comparable periods due to an increase at Glendale due to a slightly higher variable interest rate and loan extension costs incurred during the year ended December 31, 1994.

Total property operating expenses increased $52,300 for the year ended December 31, 1994 when compared to the year ended December 31, 1993 due to: 1) increased promotional expenditures in order to attract new tenants at Glendale and Regency and 2) a slight increase in utilities at Regency.

Total real estate tax expense increased $27,900 for the periods under comparison primarily due to an increase at Glendale resulting from an increase in the tax rate imposed by the local taxing authority.

Total repairs and maintenance and insurance expense remained relatively stable for the years ended December 31, 1994 and 1993.

The rate of inflation has remained relatively stable and has had a minimal impact on the operating results of the Partnership. The nature of various tenant lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for: 1) annual rent increases based on the Consumer Price Index or graduated rental increases;
2) percentage rentals, for which the Partnership receives as additional rent as a percentage of a tenant's sales over predetermined breakeven amounts and 3) total or partial tenant reimbursement of property operating expenses and real estate taxes.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) promotion of local broker events and networking with local brokers; 3) networking with national level retailers; 4) cold-calling other businesses and tenants in the market area and 5) providing rental concessions or competitively pricing rental rates, depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flow as defined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. The General Partner believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flow as defined by GAAP. The table in Item 6. Selected Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not neccessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

Cash Flow (as defined in the Partnership Agreement) for the year ended December 31, 1995 was $288,600, a decrease of $362,800 when compared to the year ended December 31, 1994. This decrease was primarily due to an increase in scheduled debt service payments resulting from the refinancing of Glendale on January 6, 1995 and diminished operating results at Glendale as discussed above, partially offset by the absence of the deficit operating results of Fashion Atrium in 1994.

The increase in the Partnership's cash position of $1,371,800 as of December 31, 1995 when compared to December 31, 1994 was primarily the result of the net proceeds received in conjunction with the refinancing of the mortgage loan collateralized by Glendale and the net cash provided by operating activities exceeding expenditures made for capital and tenant improvements for the Partnership's properties. Liquid assets of the Partnership as of December 31, 1995 are comprised of amounts held for working capital purposes.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities for the year ended December 31, 1995 was $760,500, an increase of $283,500 when compared to the year ended December 31, 1994. This increase was primarily the result of the decrease in the net loss due to the absence of Fashion Atrium, partially offset by diminished operating results at Glendale, as previously discussed, and the timing of the payment of certain Partnership expenses.

The increase in net cash (used for) investing activities of $325,000 for the year ended December 31, 1995 when compared to the year ended December 31, 1994 was due to an increase in expenditures for capital and tenant improvements and leasing costs at the Partnership's properties and to a lesser extent payments of escrow deposits. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the year ended December 31, 1995, the Partnership spent $672,100 for building and tenant improvements and leasing costs and has budgeted to spend approximately $408,000 during 1996. Of the 1996 budgeted amount, approximately $396,000 relates to anticipated capital and tenant improvements and leasing costs expected to be incurred at Glendale. The General Partner believes these expenditures are necessary in order to increase and/or maintain occupancy levels and to maximize rental rates charged to new and renewing tenants.

Net cash (used for) provided by financing activities changed from $(4,018,100) for the year ended December 31, 1994 to $1,354,600 for the year ended December 31, 1995. This change was primarily due to the net proceeds received in 1995 from the refinancing of the mortgage loan collateralized by Glendale and the absence of the principal paydowns which occurred in 1994.

As disclosed in Note 5 of Notes to Financial Statements, on January 6, 1995, Indianapolis Mall Associates, the joint venture which owns Glendale, obtained a new mortgage loan in the amount of $17,000,000 collateralized by this property.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)
The Partnership's share of the new loan amount was $8,500,000. The existing loan was paid off in full with a portion of the proceeds from the new loan. The net cash received by the Partnership in connection with this refinancing of $1,780,100, net of $69,900 in loan acquisition costs, was added to the Partnership's working capital. Among other terms, the new loan provides for monthly principal and interest payments as well as annual principal payments based on Glendale's cash flow.

The joint venture which owns Regency, in which the Partnership has a 25% interest with Affiliated partnerships, is in default under the terms of the mortgage loan which matured on January 1, 1996. The General Partner is negotiating with the mortgage lender to extend the maturity of the mortgage loan. If consummated, the agreement for such extension of the loan may include a change in interest rate, modified payment terms and other provisions that do not exist in the matured loan. Since January 1, 1996, the Partnership has continued to make payments to the lender, based on the terms of the matured loan. There can be no assurance that the Partnership and mortgage lender will consummate an extension of this loan. In addition, the Partnership has initiated efforts to market Regency for sale.

As a result of the mortgage loan issues discussed above, combined with expected cash required to fund anticipated capital, tenant improvement and leasing costs to be made at the Partnership's properties, the General Partner believes that it is in the best interest of the Partnership to retain all cash available. Accordingly, distributions to Limited Partners continue to be suspended. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. There can be no assurance as to the amount and/or availability of cash for distribution to Partners.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be substantially less than such Limited Partner's original Capital Investment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- -------  -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------  --------------------------------------------------

(a)  DIRECTORS
     ---------

     The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March 29, 1996, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1996.

            Name                                                 Office
            ----                                                 ------
     Samuel Zell........................................  Chairman of the Board
     Douglas Crocker II.................................  Director
     Sheli Z. Rosenberg.................................  Director
     Sanford Shkolnik...................................  Director

     Samuel Zell, 54, has been a Director of the General Partner since 1983 (Chairman of the Board since December 1985) and is Chairman of the Board of Great American Management and Investment, Inc. ("Great American"). Mr. Zell is also Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc., ("EGI") and is a trustee and beneficiary of a general partner of Equity Holdings Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Anixter International Inc., Falcon Building Products, Inc. and American Classic Voyages Co. He is Chairman of the Board of Trustees of Equity Residential Properties Trust. He is a director of Quality Food Centers, Inc. and Sealy Corporation. He is Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Manufactured Home Communities, Inc. and Co-Chairman of the Board of Revco D.S., Inc. Mr. Zell was President of Madison Management Group, Inc. ("Madison") prior to October 4, 1991. Madison filed for protection under the Federal bankruptcy laws on November 8, 1991.

     Douglas Crocker II, 55, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been an Executive Vice President of EFMC since November 1992. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June, 1992 at which time the Resolution Trust Company took control of Republic. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc.

     Sheli Z. Rosenberg, 54, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of EFMC and EGI since November 1994; has been a Director of Great American since June 1984 and is a director of various subsidiaries of Great American. She is also a Director of Anixter International Inc., Capsure Holdings Corp., American Classic Voyages Co., Falcon Building Products, Inc., Jacor Communications, Inc., Revco D.S., Inc., Sealy Corporation and CFI Industries, Inc. She was Chairman of the Board from January 1994 to September 1994; Co-Chairman of the Board from September 1994 until March 1995 of CFI Industries, Inc. She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates. Ms. Rosenberg was Vice President of Madison prior to October 4, 1991. Madison filed for protection under the

- --------  --------------------------------------------------

(a)  DIRECTORS (continued)
     ---------------------

     Federal bankruptcy laws on November 8, 1991. She has been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

     Sanford Shkolnik, 57, has been a Director of the General Partner since December 1985. Mr. Shkolnik has been Executive Vice President of EFMC since 1976. He is Chairman of the Board and Chief Executive Officer of SC Management, Inc., which is general partner of Equity Properties and Development Limited Partnership, a nationally ranked shopping center management company.

(b,c & e)  EXECUTIVE OFFICERS
           ------------------

     The Partnership does not have any executive officers. The executive officers of the General Partner as of March 29, 1996 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

            Name                                         Office
            ----                                         ------
     Douglas Crocker II................  President and Chief Executive Officer
     Arthur A. Greenberg...............  Senior Vice President
     Norman M. Field...................  Vice President - Finance and Treasurer

     PRESIDENT AND CEO - See Table of Directors above.

Arthur A. Greenberg, 54, has been Senior Vice President of the General Partner since August 1986. Mr. Greenberg was Executive Vice President and Chief Financial Officer of Great American from December 1986 to March 1995. Mr. Greenberg also is an Executive Vice President of EFMC since 1971, and President of Greenberg & Pociask, Ltd. He is Senior Vice President since 1989 and Treasurer since 1990 of Capsure Holdings Corp. Mr. Greenberg is a director of American Classic Voyages Co. and Chairman of the Board of Firstate Financial A Savings Bank. Mr. Greenberg was Vice President of Madison prior to October 4, 1991. Madison filed for protection under the Federal bankruptcy laws on November 8, 1991.

Norman M. Field, 47, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field has been Treasurer of Benefit Administrators since July 22, 1987. He also served as Vice President of Madison until October 4, 1991. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d)  FAMILY RELATIONSHIPS
     --------------------

     There are no family relationships among any of the foregoing directors and officers.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
     ----------------------------------------

     With the exception of the bankruptcy matters disclosed under Items 10 (a),
     (b), (c) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION
- --------  ----------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1995. However, the General Partner and Affiliates do compensate the directors and officers of the General Partner. For additional information see
Item 13 (a) Certain Relationships and Related Transactions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- --------  --------------------------------------------------------------

(a) As of March 1, 1996, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 43,861 Units outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1996, the executive officers and directors of First Capital Financial Corporation, the General Partner did not own any Units.

(c)  None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------  ----------------------------------------------

(a) Affiliates of the General Partner provide leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed the lesser of the compensation customarily charged in arm's-length transactions by persons rendering similar services or 6% of the gross receipts from the property being managed plus normal out-of-pocket expenses where the General Partner or Affiliate provides leasing, re-leasing and/or leasing-related services, or 3% of gross receipts where the General Partner or Affiliate does not perform leasing, re-leasing and/or leasing-related services for a particular property. For the year ended December 31, 1995, these Affiliates were entitled to leasing, supervisory and property management fees and reimbursements of $299,000. In addition, other Affiliates of the General Partner were entitled to fees, compensation and reimbursements of $77,400 for insurance, personnel, and other miscellaneous services for 1995. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. Of these amounts, a total of $30,500 was due to Affiliates as of December 31, 1995.

As of December 31, 1995, $10,000 was due to the General Partner for a real estate commission earned in connection with the sale of one Partnership property. This commission has been accrued but not paid. Under the terms of the Partnership Agreement, this fee will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined by the Partnership Agreement), as a Partnership Management Fee. For the year ended December 31, 1995, the General Partner was not paid a Partnership Management Fee.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties and inclusive of extinguishment of debt) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale or disposition and

- --------  ----------------------------------------------------------

provisions for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale or disposition and provisions for value impairment of Partnership properties are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1995, the General Partner was allocated a Net (Loss) of $(72,700) which included a (loss) from provisions for value impairment of $(73,000).

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Sheli Z. Rosenberg, President and Chief Executive Officer of the General Partner from December, 1990 to December, 1992 and a director of the General Partner since September, 1983, is a Principal of Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. Total legal fees paid to Rosenberg for the year ended December 31, 1995 were $78,500.

(c)  No management person is indebted to the Partnership.

(d)  None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------  ----------------------------------------------------------------

(a,c & d) (1,2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)  Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 1995.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X

                               BY:     FIRST CAPITAL FINANCIAL CORPORATION
                                       GENERAL PARTNER


Dated:  March 29, 1996         By:  /s/           DOUGLAS CROCKER II
      ------------------            -------------------------------------------
                                                  DOUGLAS CROCKER II
                                        President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/       SAMUEL  ZELL             March 29, 1996      Chairman of the Board and
- -----------------------------      --------------      Director of the General Partner
          SAMUEL  ZELL


/s/    DOUGLAS CROCKER II          March 29, 1996      President, Chief Executive Officer and
- -----------------------------      --------------      Director of the General Partner
       DOUGLAS CROCKER II


/s/    SHELI Z. ROSENBERG          March 29, 1996      Director of the General Partner
- -----------------------------      --------------
       SHELI Z. ROSENBERG


/s/    SANFORD  SHKOLNIK           March 29, 1996      Director of the General Partner
- -----------------------------      --------------
       SANFORD  SHKOLNIK


/s/     NORMAN M. FIELD            March 29, 1996      Vice President - Finance and Treasurer
- -----------------------------      --------------
        NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                    Pages
                                                                  ----------
Report of Independent Auditors                                       A-2

Balance Sheets at December 31, 1995 and 1994                         A-3

Statements of Partners' Capital for the Years
  Ended December 31, 1995, 1994, and 1993                            A-3

Statements of Income and Expenses for the Years
  Ended December 31, 1995, 1994, and 1993                            A-4

Statements of Cash Flows for the Years Ended
  December 31, 1995, 1994, and 1993                                  A-4

Notes to Financial Statements                                     A-5 to A-7


                     SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated Depreciation as of
      December 31, 1995                                           A-8 and A-9

All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.


                     EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-9 of the Partnership's definitive Prospectus dated September 25, 1984; Registration Statement No. 2-92364, filed pursuant to Rule 424(b), is incorporated herein by reference.

EXHIBIT (10)  Material Contracts

(a) Order Confirming Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code for FANY Seventh Avenue Associates, filed as an exhibit to the Partnership's Report on Form 8-K dated December 9, 1994, is incorporated herein by reference.

EXHIBIT (13)  Annual Report to Security Holders

The 1994 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27)  Financial Data Schedule

                        REPORT OF INDEPENDENT AUDITORS


Partners
First Capital Income Properties, Ltd. - Series X
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Income Properties, Ltd. - Series X as of December 31, 1995 and 1994, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1995, and the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd. - Series X at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                 Ernst & Young LLP


Chicago, Illinois
March 1, 1996

BALANCE SHEETS
December 31, 1995 and 1994
(All dollars rounded to nearest 00s)

                                                        1995         1994
- ------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $ 3,928,400  $ 6,928,400
 Buildings and improvements                           20,551,600   24,179,500
- ------------------------------------------------------------------------------
                                                      24,480,000   31,107,900
 Accumulated depreciation and amortization            (7,099,000)  (6,379,100)
- ------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       17,381,000   24,728,800
Cash and cash equivalents                              2,464,100    1,092,300
Restricted cash                                                        37,500
Rents receivable                                         444,500      493,800
Escrow deposits                                          111,000       39,800
Prepaid expenses                                                       12,500
Other assets (primarily loan acquisition costs, net
 of accumulated amortization of $179,000 and
 $138,100, respectively)                                 122,300       90,500
- ------------------------------------------------------------------------------
                                                     $20,522,900  $26,495,200
- ------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                              $11,998,000  $10,648,600
 Accounts payable and accrued expenses                   549,200      612,300
 Due to Affiliates                                        30,500       39,300
 Security deposits                                        18,500       13,300
 Other liabilities                                        68,100       51,500
- ------------------------------------------------------------------------------
                                                      12,664,300   11,365,000
- ------------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner (deficit)                               (72,700)
 Limited Partners (43,861 units issued and
  outstanding)                                         7,931,300   15,130,200
- ------------------------------------------------------------------------------
                                                       7,858,600   15,130,200
- ------------------------------------------------------------------------------
                                                     $20,522,900  $26,495,200
- ------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s)

                                       General     Limited
                                       Partner    Partners       Total
- --------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1993                      $(177,800)  22,789,600  $22,611,800
Net (loss)
 for the
 year ended
 December 31, 1993                      (65,300)  (6,467,200)  (6,532,500)
- --------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1993                     (243,100)  16,322,400   16,079,300
Net income (loss) for the
 year ended
 December 31, 1994                      243,100   (1,192,200)    (949,100)
- --------------------------------------------------------------------------
Partners' capital, December 31, 1994          0   15,130,200   15,130,200
Net (loss)
 for the
 year ended
 December 31, 1995                      (72,700)  (7,198,900)  (7,271,600)
- --------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1995                    $ (72,700) $ 7,931,300  $ 7,858,600
- --------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s except per Unit amounts)

                                            1995         1994         1993
- -------------------------------------------------------------------------------
Income:
 Rental                                  $ 4,140,500  $ 5,732,000  $ 7,057,300
 Interest                                    147,600      181,000      119,900
- -------------------------------------------------------------------------------
                                           4,288,100    5,913,000    7,177,200
- -------------------------------------------------------------------------------
Expenses:
 Interest                                  1,250,100    1,818,100    1,413,400
 Depreciation and amortization               760,800    1,228,300    1,280,300
 Property operating:
 Affiliates                                  342,100      347,900      369,300
 Nonaffiliates                               823,800    1,413,900    1,385,400
 Real estate taxes                           487,400    1,269,700    1,313,300
 Insurance--Affiliate                         49,100       90,700       98,800
 Repairs and maintenance                     397,200      644,500      665,800
 General and administrative:
 Affiliates                                   37,500       25,800       31,200
 Nonaffiliates                               111,700      135,800      131,400
Loss on sale or disposition of property                 7,946,000       20,800
Provisions for value impairment            7,300,000      750,000    7,000,000
- -------------------------------------------------------------------------------
                                          11,559,700   15,670,700   13,709,700
- -------------------------------------------------------------------------------
Net (loss) before extraordinary gain on
 extinguishment of debt                   (7,271,600)  (9,757,700)  (6,532,500)
Extraordinary gain on extinguishment of
 debt                                                   8,808,600
- -------------------------------------------------------------------------------
Net (loss)                               $(7,271,600) $  (949,100) $(6,532,500)
- -------------------------------------------------------------------------------
Net (loss) income allocated to General
 Partner                                 $   (72,700) $   243,100  $   (65,300)
- -------------------------------------------------------------------------------
Net (loss) allocated to Limited
 Partners                                $(7,198,900) $(1,192,200) $(6,467,200)
- -------------------------------------------------------------------------------
Net (loss) before extraordinary gain on
 extinguishment of debt allocated to
 Limited Partners per Unit (43,861
 Units outstanding)                      $   (164.13) $   (220.24) $   (147.45)
- -------------------------------------------------------------------------------
Net (loss) allocated to Limited
 Partners per Unit (43,861 Units
 outstanding)                            $   (164.13) $    (27.18) $   (147.45)
- -------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s)

                                              1995         1994        1993
- --------------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss)                                $(7,271,600) $ (949,100) $(6,532,500)
 Adjustments to reconcile net (loss) to
  net cash provided by operating
  activities:
 Depreciation and amortization                 760,800   1,228,300    1,280,300
 Loss on sale or disposition of property                 7,946,000       20,800
 Provisions for value impairment             7,300,000     750,000    7,000,000
 Extraordinary gain on extinguishment of
  debt                                                  (8,808,600)
 Changes in assets and liabilities:
  Decrease in restricted cash                   37,500     223,600       12,000
  Decrease in rents receivable                  49,300     197,900      317,000
  Decrease (increase) in prepaid expenses       12,500      (6,500)     445,400
  (Increase) decrease in other assets          (72,700)    (80,300)      18,500
  (Decrease) increase in accounts payable
   and accrued expenses                        (63,100)       (200)     338,800
  (Decrease) increase in due to
   Affiliates                                   (8,800)    (12,900)      10,300
  Increase (decrease) in other
   liabilities                                  16,600     (11,200)       7,800
- --------------------------------------------------------------------------------
   Net cash provided by operating
    activities                                 760,500     477,000    2,918,400
- --------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital expenditures            (672,100)   (418,300)    (539,300)
 (Increase) in escrow deposits                 (71,200)                 (39,800)
 Proceeds from the sale of land parcel                                   76,700
- --------------------------------------------------------------------------------
   Net cash (used for) investing
    activities                                (743,300)   (418,300)    (502,400)
- --------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from issuance of mortgage loans
  payable                                    8,500,000
 Advance on mortgage loans payable                       1,182,700
 Principal payments on mortgage loans
  payable                                   (7,150,600) (4,889,000)     (36,300)
 Cash paid on disposition of property                      (49,500)
 Increase (decrease) in security deposits        5,200    (262,300)      (4,500)
- --------------------------------------------------------------------------------
   Net cash provided by (used for)
    financing activities                     1,354,600  (4,018,100)     (40,800)
- --------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                 1,371,800  (3,959,400)   2,375,200
Cash and cash equivalents at the
 beginning of the year                       1,092,300   5,051,700    2,676,500
- --------------------------------------------------------------------------------
Cash and cash equivalents at the end of
 the year                                  $ 2,464,100  $1,092,300  $ 5,051,700
- --------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the year             $ 1,300,400  $1,343,700  $ 1,414,600
- --------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms in the Partnership's Registration Statement, filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in
Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is incorporated herein by reference.

ORGANIZATION:
The Partnership was formed on May 31, 1984, by the filing of a Certificate and Agreement of Limited Partnership with the Department of State of the State of Florida, and commenced the Offering of Units on September 25, 1984. The Certificate and Agreement, as amended and restated, authorized the sale to the public of 50,000 Units and not less than 1,400 Units. On October 23, 1984, the required minimum subscription level was reached and the Partnership's operations commenced. In September, 1985, the Offering was Terminated upon the sale of 43,861 Units. The Partnership was formed to invest primarily in existing, improved, income-producing commercial real estate.

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

The preparation of the Partnership's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The General Partner periodically reviews significant factors regarding the properties to determine that the properties are carried at lower of cost or fair market value. These factors include, but are not limited to, the General Partner's experience in the real estate industry and an evaluation of recent operating performance against expected results, economic trends or factors affecting major tenants or the regions in which the properties are located and, where available, information included in recent appraisals of properties.

Based on this analysis, where it is anticipated that the carrying value of an investment property will not be recovered, the General Partner has deemed it appropriate to reduce the basis of the properties for financial reporting purposes to fair market value. Such fair market value is the General Partner's best estimate of the amounts expected to be realized were such properties sold as of the Balance Sheet date, based upon current information available. The ultimate realization may differ from these amounts. Provisions, where applicable, are reflected in the accompanying Statements of Income and Expenses in the year such evaluations have been made. See Note 8 for additional information.

Loan acquisition costs are amortized over the term of the note issued under the mortgage loans made in connection with the acquisition or refinancing of Partnership properties. When a property is disposed or refinanced, the related loan acquisition costs and accumulated amortization are removed from the respective accounts and any unamortized balance is expensed.

Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain or loss on sale or disposition is also recognized in accordance with generally accepted accounting principles.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

The Partnership's financial statements include financial instruments, including receivables, trade liabilities and mortgage debt. The Partnership considers the disclosure of the fair value of its mortgage debt to be impracticable due to the general illiquid nature of the real estate financing market and an inability to obtain comparable financing on certain properties due to declines in market value. The fair value of all other financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1995 and 1994.

Certain reclassifications have been made to the previously reported 1994 and 1993 statements in order to provide comparability with the 1995 statements. These reclassifications have no effect on net (loss) or Partners' (deficit) capital.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. For the years ended December 31, 1995, 1994 and 1993 in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Partnership Management Fee.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties and inclusive of extraordinary gain on extinguishment of debt) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale or disposition and provisions for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale or disposition of Partnership properties (including provisions for value impairments) are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1995, the General Partner was allocated a Net (Loss) of $(72,700), which included a (loss) from provisions for value impairment of

$(73,000). For the year ended December 31, 1994, the General Partner was allocated Net Profits of $243,100, which included a (loss) from the disposition of Partnership property of $(79,500), an extraordinary gain on extinguishment of debt of $340,700 and a (loss) from a provision for value impairment of $(7,500). For the year ended December 31, 1993 the General Partner was allocated a Net (Loss) of $(65,300) which included a (loss) from the sale of a land parcel of $(200) and a (loss) from provisions for value impairment of $(70,000).

Commission, fees and reimbursements paid and payable by the Partnership to Affiliates are as follows:

                                     For the years ended December 31,
                            --------------------------------------------------
                                  1995             1994             1993
                            ---------------- ---------------- ----------------
                              Paid   Payable   Paid   Payable   Paid   Payable
- ------------------------------------------------------------------------------
Real estate commission (a)      None $10,000     None $10,000     None $10,000
Property management and
 leasing fees               $310,100  15,400 $319,500  24,900 $318,100  37,200
Reimbursements of property
 insurance premiums, at
 cost                         49,100    None   87,000    None   91,500    None
Reimbursements of
 expenses, at cost:
 --Accounting                 17,600   4,200   18,600   3,300   22,300   3,300
 --Investor communication      8,400     900    6,800   1,100    7,600   1,100
 --Legal                      78,500    None   59,700    None   53,000     600
- ------------------------------------------------------------------------------
                            $463,700 $30,500 $491,600 $39,300 $492,500 $52,200
- ------------------------------------------------------------------------------

(a) As of December 31, 1995, 1994 and 1993, the Partnership owed $10,000 to the General Partner for a real estate commission earned in connection with the sale of one Partnership property. This commission has been accrued but not paid. Under the terms of the Partnership Agreement, this fee will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

3. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 1995 was as follows:

                    1996        $ 2,181,400
                    1997          2,068,700
                    1998          2,006,300
                    1999          1,884,200
                    2000          1,731,300
                    Thereafter    4,800,400
                             --------------
                                $14,672,300
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1995, 1994 and 1993 were $249,300, $107,400 and $382,800, respectively.

4. ESCROW DEPOSITS AND RESTRICTED CERTIFICATE OF DEPOSIT:

On June 24, 1994, the joint venture which owns Regency Park Shopping Center ("Regency"), in which the Partnership has a 25% interest, invested $150,000 in a restricted certificate of deposit which collateralized a letter of credit for a construction allowance to a major new tenant which occupies 40,150 leasable square feet at Regency. This amount, of which the Partnership's share was $37,500, was paid to the new tenant upon compliance with the lease section pertaining to this construction allowance. The letter of credit was cancelled and the certificate of deposit was released to the Partnership in May 1995.

Restricted escrow deposits at December 31, 1995 and 1994 included $159,400 of which the Partnership's share was 25%, being held by the mortgage holder of Regency in a non-interest bearing escrow account as collateral for the mortgage loan that matured January 1, 1996 but was not paid (see Note 5 for additional information).

Escrow deposits in the amount of $71,200 as of December 31, 1995 represented an amount being held by the mortgage holder of the Glendale Center Shopping Mall as working capital reserves to pay for capital expenditures such as building and tenant improvement and leasing costs.

5. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at December 31, 1995 and 1994 consisted of the following non-recourse loans:

                           Principal   Principal                     Monthly  Estimated
Property Pledged          Balance at  Balance at  Interest  Maturity Periodic  Balloon
as Collateral (a)          12/31/95    12/31/94     Rate      Date   Payment  Payment (b)
- -----------------------------------------------------------------------------------------
Glendale Center Shopping
 Mall (c)                 $ 8,039,400 $ 6,650,000 10.51%(d)  1/1/99    (c)    $6,171,200
Regency Park Shopping
 Center (e)                 3,958,600   3,998,600    (e)      (e)      (e)       (e)
Fashion Atrium Building
 (f)                             None        None    (f)      (f)      (f)       (f)
- -----------------------------------------------------------------------------------------
                          $11,998,000 $10,648,600
- -----------------------------------------------------------------------------------------

(a) Each property is owned through a joint venture. Amounts represent the Partnership's share of the liability and not the total amount by which the property is encumbered.
(b) The repayment will require either sale or refinancing of the respective property.
(c) On October 27, 1994, Indianapolis Mall Associates, the joint venture which owns Glendale Center Shopping Mall ("Glendale") made a $4,300,000 principal payment to this lender, of which the Partnership's share was $2,150,000. As a result of this principal payment, the lender agreed to extend the loan's maturity to November 30, 1994. On November 21, 1994, the joint venture made an additional principal payment of $3,700,000, of which the Partnership's share was $1,850,000, for which the lender further extended the maturity date to January 31, 1995. A fee of $50,000 was paid by the joint venture for each loan extension. On January 6, 1995, the joint venture which owns Glendale, obtained a new mortgage loan in the amount of $17,000,000 secured by this property. The Partnership's share of the new loan amount was $8,500,000. The existing loan was paid off in full with a portion of the proceeds from the new loan. The interest rate on the new loan is variable at Libor plus 4.5% with interest payable monthly. Monthly payments of principal are to be made based on an 11-year amortization with an interest rate of 9.5%. The joint venture is required to pay annually additional principal amortization equal to 50% of net cash flow (pursuant to the loan agreement) from the property for each prior calendar year by March 31, 1996. Additionally, certain debt coverage requirements (pursuant to the loan agreement) must be met each quarter and deficiencies in reaching benchmarks will require additional principal amortization payments. The additional principal amortization payment that the joint venture is required to pay for the 1995 calendar year is $387,400 of which the Partnership's share is $193,700.
(d) This represents the weighted average interest rate for the year ended December 31, 1995. The interest rate is subject to change in accordance with the provisions within the loan agreement. As of December 31, 1995, the interest rate on the Glendale loan was 10.531%.
(e) The joint venture which owns Regency, in which the Partnership has a 25% interest with Affiliated partnerships, is in default under the terms of the mortgage loan which matured on January 1, 1996. The General Partner is negotiating with the mortgage lender to extend the maturity of the mortgage loan. If consummated, the agreement for such extension of the loan may include a change in interest rate, modified payment terms and other provisions that do not exist in the matured loan. Since January 1, 1996, the Partnership has continued to make payments to the lender, based on the terms of the matured loan. There can be no assurance that the Partnership and mortgage lender will consummate an extension of this loan.
(f) The General Partner was unable to reach a mutual resolution with the mortgage holder regarding the restructuring of the loan for Fashion Atrium and as a result, in April 1994, the Partnership received a notice of default from the mortgage holder. On August 25, 1994, FANY Seventh Avenue Associates ("FANY"), the joint venture which owned Fashion Atrium and in which the Partnership had a 50% interest, executed a Cash Collateral Use Agreement (the "Agreement") with the mortgage holder. Upon execution of the Agreement, FANY transferred $1,311,000, of which the Partnership's share was $655,500, of accumulated cash flow through July 31, 1994 to a safekeeping account under sole control of the mortgage holder. In addition, the mortgage holder made a protective advance to FANY in the amount of $2,313,200, of which the Partnership's share was $1,156,600, for the payment of accrued real estate taxes plus penalties and interest. FANY assisted in the orderly conveyance of title of the property to the mortgage holder within the context of a pre-packaged Chapter 11 bankruptcy plan filed on October 14, 1994 in the United States Bankruptcy Court for the Southern District of New York. A confirmation hearing on the pre-packaged plan occurred on November 22, 1994. The conveyance of title to the property occurred pursuant to the terms and conditions of a confirmed plan on December 9, 1994. At the time the conveyance of title occurred, FANY was relieved of its obligation under the mortgage loan of $24,151,000, less amounts held in safekeeping, of which the Partnership's share was $12,075,500 and any interest in the assets and liabilities of FANY therein, with the exception of the rights to real estate tax refunds that may be received for the fiscal years 1992 and 1993.

Principal amortization of mortgage loans payable for each of the next four years as of December 31, 1995 is as follows:

                    1996  $ 4,658,600
                    1997      556,500
                    1998      611,700
                    1999    6,171,200
                             --------
                          $11,998,000
                             --------

6. INCOME TAX:

The Partnership utilizes the accrual basis of accounting for both tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income, the Partnership's provisions for value impairment and other factors for financial statement purposes. The net effect of these accounting differences for the year ended December 31, 1995, was that the net (loss) for financial statement purposes was $6,841,200 greater than the net (loss) for tax reporting purposes. The aggregate cost of commercial rental properties for federal income tax purposes at December 31, 1995 was $34,030,000.

7. PROPERTY SALES:

On December 9, 1994, the joint venture which owned Fashion Atrium, in which the Partnership had a 50% interest, transferred title to Fashion Atrium to the mortgage holder through an orderly conveyance of title of the property within the context of a pre-packaged Chapter 11 bankruptcy plan filed on October 14, 1994 in the United States Bankruptcy Court for the Southern District of New York. The disposition of Fashion Atrium relieved the Partnership of its share of the obligation under the nonrecourse mortgage loan collateralized by the property as well as any interest in the assets therein, with the exception of the rights to real estate tax refunds that may be received for the fiscal years 1992 and 1993. This extinguishment of debt was considered a noncash event for the purposes of the Statement of Cash Flows, and was not included in the Partnership's calculation of Cash Flow (as defined by the Partnership Agreement) for the year ended December 31, 1994. The Partnership recorded a
(loss) on the disposition of the Fashion Atrium of ($13,446,000) of which ($5,500,000) was recorded as a provision for value impairment for financial statement purposes for the year ended December 31, 1993. In addition, in 1994, the Partnership also recorded for financial statement purposes an extraordinary gain on extinguishment of debt in connection with the disposition of Fashion Atrium of $8,808,600 for financial statement purposes. This extraordinary gain on extinguishment of debt represented the excess property indebtedness over the estimated fair market value of the property. For tax purposes, the Partnership recorded a (loss) in 1994 of ($588,700) on this disposition, which was allocated to the General Partner in accordance with the Partnership Agreement.

On March 1, 1993, a joint venture in which the Partnership holds a 25% interest, sold a parcel of land at the Regency, located in Jacksonville, Florida. The Partnership's portion of the sale price was $78,800 and selling expenses of $2,100 were incurred. The Partnership received net proceeds from this sale of $76,700, of which $39,800 was deposited in a non-interest bearing escrow held by the mortgage holder of the loan collateralized by Regency. For financial statement and income tax reporting purposes the Partnership recorded a (loss) of $(20,800) as a result of this transaction. This sale was all-cash with no further involvement on the part of the Partnership.

8. PROVISIONS FOR VALUE IMPAIRMENT:

Due to the depressed economic environment in the retail industry, regional factors affecting the Partnership's properties and other matters relating specifically to certain of the Partnership's properties, there is uncertainty as to the Partnership's ability to recover the net carrying value of certain of its properties during the remaining estimated holding periods. Accordingly, it was deemed appropriate to reduce the bases of such properties in the Partnership's financial statements during the years ended December 31, 1995, 1994 and 1993. The provisions for value impairment were considered non-cash events for the purposes of the Statements of Cash Flows and were not utilized in the determination of Cash Flow (as defined in the Partnership Agreement). The following is a summary of the provisions for value impairment reported by the Partnership for the years ended December 31, 1995, 1994 and 1993:

            Property                  1995      1994      1993
                 ------------------------------------------------
            Glendale Center
             Shopping Mall         $6,300,000
            Regency Park Shopping
             Center                 1,000,000 $750,000 $1,500,000
            Fashion Atrium                              5,500,000
                 ------------------------------------------------
                                   $7,300,000 $750,000 $7,000,000
                 ------------------------------------------------

The provisions for value impairment were material fourth quarter adjustments pursuant to Accounting Principles Board Opinion No. 28, "Interim Financial Reporting". No other material adjustments were made in the fourth quarters.

Beginning on January 1, 1996, the Partnership will adopt Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard is effective for fiscal years beginning after December 15, 1995. The General Partner believes that based on current circumstances, the adoption on January 1, 1996 of the Standard will not materially affect the Partnership's financial position or results of operations.

               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1995


      Column A         Column B             Column C                  Column D                           Column E
- --------------------  -----------   ------------------------   ---------------------   --------------------------------------------
                                                                 Costs capitalized
                                          Initial cost              subsequent                     Gross amount at which
                                         to Partnership           to acquisition                carried at close of period
                                    ------------------------   ---------------------   --------------------------------------------
                                                  Buildings                                            Buildings
                                                     and                                                  and
                        Encum-                     Improve-     Improve-    Carrying                    Improve-
    Description         brances        Land         ments        ments      Costs(1)      Land            ments         Total(2)(3)
- --------------------  -----------   ----------   -----------   ----------   --------   ----------      -----------      -----------
Shopping Centers:
- -----------------
Glendale Center
  Shopping Mall
  (Indianapolis, IN)
  (50% Interest)      $ 8,039,400   $4,932,600   $18,556,900   $2,094,100   $ 67,600   $2,887,600(5)   $16,463,600(5)   $19,351,200

Regency Park
  Shopping Center
  (Jacksonville, FL)
  (25% Interest) (9)    3,958,600    2,062,600     6,158,200       68,400     89,600    1,040,800        4,088,000(10)    5,128,800
                      -----------   ----------   -----------   ----------   --------   ----------      -----------      -----------
                      $11,998,000   $6,995,200   $24,715,100   $2,162,500   $157,200   $3,928,400      $20,551,600      $24,480,000
                      ===========   ==========   ===========   ==========   ========   ==========      ===========      ===========


      Column A             Column F          Column G            Column H          Column I
- --------------------      ----------         ---------           --------        ------------
                                                                                   Life on
                                                                                    which
                                                                                  deprecia-
                                                                                 tion in lat-
                           Accumu-                                                est income
                            lated             Date of                             statements
                           Deprecia-         construc-             Date            is com-
    Description            tion (2)             tion             Acquired           puted
- --------------------      ----------         ---------           --------        ------------
Shopping Centers:
- -----------------
Glendale Center
  Shopping Mall
  (Indianapolis, IN)                                                                 35(7)
  (50% Interest)(4)       $5,885,600            1958(6)            5/85            3-13(8)
Regency Park
  Shopping Center
  (Jacksonville, FL)                                                                 35(7)
  (25% Interest)#          1,213,400            1985               2/88             1-5(8)
                          ----------
                          $7,099,000
                          ==========

                 See accompanying notes on the following page.

               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X

                             NOTES TO SCHEDULE III

Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 2.  The following is a reconciliation of activity in columns E and F:


                                           December 31, 1995             December 31, 1994              December 31, 1993
                                       --------------------------   ----------------------------   ---------------------------
                                                     Accumulated                    Accumulated                   Accumulated
                                          Cost       Depreciation      Cost         Depreciation      Cost        Depreciation
                                       -----------   ------------   ------------    ------------   -----------    ------------
Balance at beginning of the year       $31,107,900    $6,379,100    $ 48,541,500    $10,268,000    $55,099,700    $ 9,032,600
Additions during the year:
Improvements                               672,100                       418,300                       539,300
Provisions for depreciation                              719,900                      1,185,800                     1,235,400
Deductions during the year:
Cost of real estate sold or disposed                                 (17,101,900)                      (97,500)
Accumulated depreciation on real
  estate sold or disposed                                                            (5,074,700)
Provisions for value impairments        (7,300,000)                     (750,000)                   (7,000,000)
                                       -----------    ----------    ------------    -----------    -----------    -----------
Balance at end of the year             $24,480,000    $7,099,000    $ 31,107,900    $ 6,379,100    $48,541,500    $10,268,000
                                       ===========    ==========    ============    ===========    ===========    ===========

Note 3.  The aggregate cost for Federal income tax purposes was $34,030,000.
Note 4. A parcel of land at Glendale Center Shopping Mall was sold on October 9, 1992. The basis of the land was approximately $59,400.
Note 5.  Includes a provision for value impairment of $6,300,000.
Note 6.  Renovated in 1983 and 1984.
Note 7.  Estimated useful life of building.
Note 8.  Estimated useful life of improvements.
Note 9. A parcel of land at Regency Park Shopping Center was sold on March 1, 1993. The basis of the land was approximately $97,500.
Note 10. Includes provisions for value impairment of $3,250,000.