Form 10-Q
period 1996-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 1996-05-14
CIK 750301

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                 March 31, 1996
                          ------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                        to
                                    ----------------------    ------------------

     Commission File Number:                   0-14121
                             ---------------------------------------------------


               First Capital Income Properties, Ltd. - Series X
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                              59-2417973
- -------------------------------                            ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


Two North Riverside Plaza, Suite 950, Chicago, Illinois             60606-2607
- -------------------------------------------------------           --------------
     (Address of principal executive offices)                       (Zip Code)


                                (312) 207-0020
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not applicable
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                     March 31,
                                                       1996      December 31,
                                                    (Unaudited)      1995
- -----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                               $ 3,928,400  $ 3,928,400
 Buildings and improvements                          20,752,800   20,551,600
- -----------------------------------------------------------------------------
                                                     24,681,200   24,480,000
Accumulated depreciation and amortization            (7,242,100)  (7,099,000)
- -----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                      17,439,100   17,381,000
Cash and cash equivalents                             2,269,100    2,464,100
Rents receivable                                        492,600      444,500
Escrow deposits                                          36,100      111,000
Other assets (primarily loan acquisition costs net
 of accumulated amortization of $188,900 and
 $179,000, respectively)                                111,800      122,300
- -----------------------------------------------------------------------------
                                                    $20,348,700  $20,522,900
- -----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                             $11,628,100  $11,998,000
 Accounts payable and accrued expenses                  632,800      549,200
 Due to Affiliates                                       45,500       30,500
 Security deposits                                       18,700       18,500
 Other liabilities                                       69,400       68,100
- -----------------------------------------------------------------------------
                                                     12,394,500   12,664,300
- -----------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                              (71,700)     (72,700)
 Limited Partners (43,861 Units issued and
  outstanding)                                        8,025,900    7,931,300
- -----------------------------------------------------------------------------
                                                      7,954,200    7,858,600
- -----------------------------------------------------------------------------
                                                    $20,348,700  $20,522,900
- -----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                            General    Limited
                                            Partner   Partners       Total
- ------------------------------------------------------------------------------
Partners' capital, January 1, 1995                0  $15,130,200  $15,130,200
Net (loss) for the year ended
 December 31, 1995                          (72,700)  (7,198,900)  (7,271,600)
- ------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1995                          (72,700)   7,931,300    7,858,600
Net income for the quarter ended March 31,
 1996                                         1,000       94,600       95,600
- ------------------------------------------------------------------------------
Partners' (deficit) capital,
 March 31, 1996                             (71,700)  $8,025,900   $7,954,200
- ------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                        1996       1995
- ---------------------------------------------------------------------------
Income:
 Rental                                              $1,044,900 $1,011,200
 Interest                                                33,000     36,000
- ---------------------------------------------------------------------------
                                                      1,077,900  1,047,200
- ---------------------------------------------------------------------------
Expenses:
 Interest                                               275,600    322,600
 Depreciation and amortization                          152,900    186,000
 Property operating:
  Affiliates                                             76,600     60,100
  Nonaffiliates                                         203,400    203,900
 Real estate taxes                                      117,900    128,300
 Insurance--Affiliate                                    13,900     18,300
 Repairs and maintenance                                100,400    110,900
 General and administrative:
  Affiliates                                              9,000     20,500
  Nonaffiliates                                          32,600     45,800
- ---------------------------------------------------------------------------
                                                        982,300  1,096,400
- ---------------------------------------------------------------------------
Net income (loss)                                    $   95,600 $  (49,200)
- ---------------------------------------------------------------------------
Net income (loss) allocated to General Partner       $    1,000 $     (500)
- ---------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners      $   94,600 $  (48,700)
- ---------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners per
 Unit (43,861 Units outstanding)                     $     2.16 $    (1.11)
- ---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1996        1995
- ---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                        $   95,600  $  (49,200)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                              152,900     186,000
  Changes in assets and liabilities:
   (Increase) in rents receivable                            (48,100)   (156,800)
   Decrease in restricted cash                                            37,500
   Decrease in prepaid expenses                                           12,300
   Decrease (increase) in other assets                           700        (100)
   Increase in accounts payable and accrued expenses          83,600      45,400
   Increase in due to Affiliates                              15,000       8,600
   Increase in other liabilities                               1,300      15,500
- ---------------------------------------------------------------------------------
    Net cash provided by operating activities                301,000      99,200
- ---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements               (201,200)   (155,900)
 Decrease (increase) in escrow deposits                       74,900     (20,500)
- ---------------------------------------------------------------------------------
    Net cash (used for) investing activities                (126,300)   (176,400)
- ---------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from issuance of mortgage loan payable                       8,500,000
 Repayment of mortgage loan payable                                   (6,650,000)
 Principal payments on mortgage loans payable               (369,900)   (120,800)
 Loan acquisition costs incurred                                         (38,400)
 Increase in security deposits                                   200       1,600
- ---------------------------------------------------------------------------------
    Net cash (used for) provided by financing activities    (369,700)  1,692,400
- ---------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents        (195,000)  1,615,200
Cash and cash equivalents at the beginning of the period   2,464,100   1,092,300
- ---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $2,269,100  $2,707,500
- ---------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                          $  254,400  $  372,700
- ---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1996

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996.

The financial statements include the Partnership's 50% interest in one joint venture and its 25% interest in another joint venture with Affiliated partnerships. These joint ventures were formed for the purpose of each acquiring a 100% interest in certain real property and are operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and Partners' capital was included in the financial statements.

Commercial rental properties held for investment are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts, if any, allocated to land and value impairments) on the straight-line method over their estimated useful lives. Upon classifying a commercial property as held for disposition, no depreciation or amortization of such property is provided in the Financial Statements. Lease acquistion fees are recorded at cost and amortized over the life of the lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of the improvements.

Loan acquisition costs are amortized over the term of the mortgage loan made in connection with the acquisition of Partnership properties or refinancing of Partnership loans. When a property is disposed of or a loan is refinanced, the related loan acquisition costs and accumulated amortization are removed from the respective accounts and any unamortized balance is expensed.

During the first quarter of 1996 the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard also addressed the accounting for long-lived assets that are expected to be disposed of. The adoption of the Standard did not have a material effect on the Partnership's financial statements.

Cash equivalents are considered all highly liquid investments with an original maturity of three months or less when purchased.

Certain reclassifications have been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. These reclassifications had no effect on net income (loss) or Partners' (deficit) capital.

Reference is made to the Partnership's annual report for the year ended December 31, 1995 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. For the quarter ended March 31, 1996, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Partnership Management Fee.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition and provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale or disposition of Partnership properties are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter ended March 31, 1996, the General Partner was allocated Net Profits of $1,000.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1996 were as follows:

                                                        Paid   Payable
- ----------------------------------------------------------------------
Property management and leasing fees                   $65,000 $18,300
Reimbursement of property insurance premiums, at cost     None  13,900
Real estate commission (a)                                None  10,000
Reimbursement of expenses, at cost:
 --Accounting                                            6,300   2,500
 --Investor communication                                1,600     800
 --Legal                                                 8,700    None
 --Other                                                 2,900    None
- ----------------------------------------------------------------------
                                                       $84,500 $45,500
- ----------------------------------------------------------------------

(a) As of March 31, 1996, the Partnership owed $10,000 to the General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. In accordance with the Partnership Agreement, the Partnership shall not pay the General Partner or any affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment from the initial investment date.

3. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at March 31, 1996 and December 31, 1995 consisted of the following non-recourse loans:

                                     Partnership's Share of
                                      Principal Balance at   Average
                                     ----------------------- Interest   Maturity
  Property Pledged as Collateral       3/31/96    12/31/95     Rate       Date
- --------------------------------------------------------------------------------
Glendale Center Shopping Mall (50%)  $ 7,723,600 $ 8,039,400    10%(a)   1/1/99
Regency Park Shopping Center (25%)     3,904,500   3,958,600    (b)          (b)
- --------------------------------------------------------------------------------
                                     $11,628,100 $11,998,000
- --------------------------------------------------------------------------------

(a) This interest rate represents the weighted average for the quarter ended March 31, 1996. This interest rate is subject to change in accordance with the provisions of the loan agreement. As of March 31, 1996, the interest rate on this loan was 9.84%.
(b) The joint venture which owns Regency, in which the Partnership has a 25% interest, is in default under the terms of the mortgage loan which matured on January 1, 1996. The General Partner is negotiating an extension of the maturity date of the mortgage loan. If consummated, the agreement for such extension of the loan may include a change in interest rate, modified payment terms and other provisions that did not exist in the matured loan. Since January 1, 1996, the Partnership has continued to make debt service payments to the lender, based on an interim understanding between the mortgage lender and the Partnership. There can be no assurance that the Partnership and mortgage lender will consummate an extension of this loan.

For additional information regarding the mortgage loans payable, see Notes to the Financial Statements in the Partnership's annual report for the year ended December 31, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1995, for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its remaining properties for the quarters ended March 31, 1996 and 1995. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                           Comparative
                      Operating Results (a)
                     For the Quarters Ended
                       3/31/96      3/31/95
- ----------------------------------------------
GLENDALE CENTER SHOPPING MALL (50%)
Rental revenues      $   895,400  $   863,100
- ----------------------------------------------
Property net income  $   109,500  $     1,700
- ----------------------------------------------
Average occupancy            91%          92%
- ----------------------------------------------
REGENCY PARK SHOPPING CENTER (25%)
Rental revenues      $   149,400  $   148,100
- ----------------------------------------------
Property net (loss)  $    (5,200) $   (18,900)
- ----------------------------------------------
Average occupancy            87%          88%
- ----------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties previously owned by the Partnership.

Net income for the Partnership for the quarter ended March 31, 1996 improved $144,800 when compared to the quarter ended March 31, 1995. The increase was primarily due to higher net income at Glendale Center Shopping Mall ("Glendale") and Regency Park Shopping Center ("Regency") of $107,800 and $13,700, respectively. In addition, general and administrative expenses decreased $24,700 primarily due to a decrease in legal fees.

Rental revenues increased $33,700 or 3.3% for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. This increase was primarily due to increased base rents and tenant expense reimbursements for common area expenses at Glendale.

Interest expense decreased $47,000 for the quarterly periods under comparison. The primary reason for the decrease was a reduction in principal outstanding on the Glendale and Regency loans, which was the result of principal payments made during the past year.

Repairs and maintenance expense decreased $10,500 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. The decrease was primarily due to a decrease in the costs associated with the energy plant at Glendale of $7,400 and a decrease of $1,600 at Regency for costs associated with improving the appearance of the property.

Real estate tax expense decreased $10,400 for the quarterly periods under comparison. The decrease was primarily the result of a decrease in the assessed value of Glendale.

Insurance expense decreased $4,400 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. The decrease was primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years.

Property operating expense increased $16,000 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. The increase was primarily the result of: 1) increases totaling $15,900 in professional and management fees at Glendale and Regency, 2) an increase of $12,300 in utility costs at Glendale and 3) an increase of $5,800 due to the settlement of an outstanding sales and use tax audit at Regency. Partially offsetting the increase was a decrease in advertising and promotional costs of $16,100 and in salaries paid to on-site management of $4,600 at Glendale.

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

                                                          Comparative
                                                       Cash Flow Results
                                                        For the Quarters
                                                             Ended
                                                       3/31/96    3/31/95
- ----------------------------------------------------------------------------
Cash Flow (deficit) (as defined in the Partnership
 Agreement)                                           $ (81,500) $   16,000
Items of reconciliation:
 Principal payments on mortgage loans payable           330,000     120,800
 (Increase) in current assets                           (47,400)   (107,100)
 Increase in current liabilities                         99,900      69,500
- ----------------------------------------------------------------------------
Net cash provided by operating activities             $ 301,000  $   99,200
- ----------------------------------------------------------------------------
Net cash (used for) investing activities              $(126,300) $ (176,400)
- ----------------------------------------------------------------------------
Net cash (used for) provided by financing activities  $(369,700) $1,692,400
- ----------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The decrease in Cash Flow (as defined in the Partnership Agreement) of $137,400 for the quarter ended March 31, 1996 when compared to quarter ended March 31, 1995 was primarily due to an increase in scheduled debt service payments on the mortgage loans collateralized by Glendale and Regency, partially offset by an increase in net income, as previously discussed, exclusive of depreciation and amortization.

The decrease in the Partnership's cash position of $195,000 as of March 31, 1996 when compared to December 31, 1995 was primarily the result of an annual cash flow principal payment on the Glendale mortgage loan in the amount of $193,500.

The increase in net cash provided by operating activities of $201,800 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995 was primarily the result of the increase in net income due to improved operating results at Glendale and Regency, as previously discussed, and the timing of the payment of certain Partnership expenses and the collection of tenant's rental payments.

The decrease in net cash (used for) investing activities of $50,100 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995 was due to the 1996 release of $55,000 for the replacement of a chiller at Glendale partially offset by an increase in expenditures for capital, tenant improvement and leasing costs at the Partnership's properties. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the quarter ended March 31, 1996, the Partnership spent $201,200 for building and tenant improvements and leasing costs and has budgeted to spend approximately $265,000 during the remainder of 1996. Of the remaining budgeted amount, approximately $210,000 relates to anticipated capital and tenant improvements and leasing costs expected to be incurred at Glendale. The General Partner believes these expenditures are necessary in order to increase and/or maintain occupancy levels and to maximize rental rates charged to new and renewing tenants.

Net cash provided by (used for) financing activities changed from $1,692,400 for the quarter ended March 31, 1995 to $(369,700) for the quarter ended March 31, 1996. This change was due primarily to the net proceeds received in 1995 from the refinancing of the mortgage loan collateralized by Glendale and to a lesser extent due to increased principal payments made during 1996 on the Glendale loan.

The joint venture which owns Regency, in which the Partnership has a 25% interest, is in default under the terms of the mortgage loan which matured on January 1, 1996. The General Partner is negotiating an extension of the maturity date of the mortgage loan. If consummated, the agreement for such extension of the loan may include a change in interest rate, modified payment terms and other provisions that did not exist in the matured loan. Since January 1, 1996, the Partnership has continued to make debt service payments to the lender, based on an interim understanding between the mortgage lender and the Partnership. There can be no assurance that the Partnership and mortgage lender will consummate an extension of this loan.

The mortgage loan collateralized by Glendale contains provisions that require that a portion of the cash generated by Glendale be utilized to reduce the outstanding mortgage balance.

As a result of the mortgage loan issues discussed above, combined with cash required to fund anticipated capital, tenant improvement and leasing costs to be made at the Partnership's properties, the General Partner believes that it is in the best interest of the Partnership to retain all cash available. Accordingly, distributions to Limited Partners continue to be suspended. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Patnership. There can be no assurance as to the amount and/or availability of cash for future distributions to Partners.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be substantially less than such Limited Partners' original Capital Investment.

                          PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- -------  --------------------------------

  (a)    Exhibits: None

  (b)    Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended March 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X

                              BY: FIRST CAPITAL FINANCIAL CORPORATION
                                  GENERAL PARTNER


Date: May 13, 1996            By: /s/ DOUGLAS CROCKER II
      ------------                --------------------------------------
                                      DOUGLAS CROCKER II
                                  President and Chief Executive Officer


Date: May 13, 1996            By: /s/ NORMAN M. FIELD
      ------------                --------------------------------------
                                      NORMAN M. FIELD
                                  Vice President - Finance and Treasurer