Form 10-Q
period 1996-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 1996-08-14
CIK 750301

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004


                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                 June 30, 1996
                          ------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------    ---------------------

     Commission File Number                          0-14121
                            ----------------------------------------------------


               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Florida                                                 59-2417973
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


Two North Riverside Plaza, Suite 950, Chicago, Illinois           60606-2607
- -------------------------------------------------------      -------------------
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      June 30,
                                                        1996      December 31,
                                                     (Unaudited)      1995
- ------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $ 3,928,400  $ 3,928,400
 Buildings and improvements                           20,686,500   20,551,600
- ------------------------------------------------------------------------------
                                                      24,614,900   24,480,000
Accumulated depreciation and amortization             (7,382,700)  (7,099,000)
- ------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       17,232,200   17,381,000
Cash and cash equivalents                              2,477,700    2,464,100
Rents receivable                                         465,000      444,500
Escrow deposits                                           44,400      111,000
Other assets (primarily loan acquisition costs, net
 of accumulated amortization of $198,700 and
 $179,000, respectively)                                 103,800      122,300
- ------------------------------------------------------------------------------
                                                     $20,323,100  $20,522,900
- ------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                              $11,528,800  $11,998,000
 Accounts payable and accrued expenses                   611,600      549,200
 Due to Affiliates                                        25,800       30,500
 Security deposits                                        19,400       18,500
 Other liabilities                                         8,700       68,100
- ------------------------------------------------------------------------------
                                                      12,194,300   12,664,300
- ------------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                               (70,000)     (72,700)
 Limited Partners (43,861 units issued and
  outstanding)                                         8,198,800    7,931,300
- ------------------------------------------------------------------------------
                                                       8,128,800    7,858,600
- ------------------------------------------------------------------------------
                                                     $20,323,100  $20,522,900
- ------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
- -------------------------------------------------------------------------------
Partners' capital, January 1, 1995          $      0  $15,130,200  $15,130,200
Net (loss) for the year ended
 December 31, 1995                           (72,700)  (7,198,900)  (7,271,600)
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1995                           (72,700)   7,931,300    7,858,600
Net income for the six months ended
 June 30, 1996                                 2,700      267,500      270,200
- -------------------------------------------------------------------------------
Partners' (deficit) capital, June 30, 1996  $(70,000) $ 8,198,800  $ 8,128,800
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                        1996       1995
- ---------------------------------------------------------------------------
Income:
 Rental                                              $1,098,300 $  999,500
 Interest                                                31,200     38,900
- ---------------------------------------------------------------------------
                                                      1,129,500  1,038,400
- ---------------------------------------------------------------------------
Expenses:
 Interest                                               266,000    313,000
 Depreciation and amortization                          150,500    188,600
Property operating:
  Affiliates                                             77,500     99,700
  Nonaffiliates                                         189,200    195,000
 Real estate taxes                                      139,200    119,200
 Insurance--Affiliate                                    13,800      7,500
 Repairs and maintenance                                 86,400    104,000
 General and administrative:
  Affiliates                                              7,200      6,400
  Nonaffiliates                                          25,100     53,100
- ---------------------------------------------------------------------------
                                                        954,900  1,086,500
- ---------------------------------------------------------------------------
Net income (loss)                                    $  174,600 $  (48,100)
- ---------------------------------------------------------------------------
Net income (loss) allocated to General Partner       $    1,700 $     (500)
- ---------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners      $  172,900 $  (47,600)
- ---------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners per
 Unit (43,861 Units outstanding)                     $     3.94 $    (1.09)
- ---------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                        1996       1995
- ---------------------------------------------------------------------------
Income:
 Rental                                              $2,143,200 $2,010,700
 Interest                                                64,200     74,900
- ---------------------------------------------------------------------------
                                                      2,207,400  2,085,600
- ---------------------------------------------------------------------------
Expenses:
 Interest                                               541,600    635,600
 Depreciation and amortization                          303,400    374,600
 Property operating:
  Affiliates                                            154,100    185,600
  Nonaffiliates                                         392,600    373,100
 Real estate taxes                                      257,100    247,500
 Insurance--Affiliate                                    27,700     25,800
 Repairs and maintenance                                186,800    214,900
 General and administrative:
  Affiliates                                             16,200     17,200
  Nonaffiliates                                          57,700    108,600
- ---------------------------------------------------------------------------
                                                      1,937,200  2,182,900
- ---------------------------------------------------------------------------
Net income (loss)                                    $  270,200 $  (97,300)
- ---------------------------------------------------------------------------
Net income (loss) allocated to General Partner       $    2,700 $   (1,000)
- ---------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners      $  267,500 $  (96,300)
- ---------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners per
 Unit (43,861 Units outstanding)                     $     6.10 $    (2.20)
- ---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1996        1995
- ---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                        $  270,200  $  (97,300)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                              303,400     374,600
  Changes in assets and liabilities:
   (Increase) decrease in rents receivable                   (20,500)     41,200
   Decrease in restricted cash and certificate of
    deposit                                                               37,500
   Decrease in prepaid expenses                                           12,500
   Decrease (increase) in other assets                           400     (70,000)
   Increase (decrease) in accounts payable and accrued
    expenses                                                  62,400     (41,100)
   (Decrease) in due to Affiliates                            (4,700)     (3,400)
   (Decrease) increase in other liabilities                  (59,400)     42,700
- ---------------------------------------------------------------------------------
    Net cash provided by operating activities                551,800     296,700
- ---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements               (134,900)   (203,800)
 Decrease (increase) in escrow deposits                       66,600     (34,800)
- ---------------------------------------------------------------------------------
    Net cash (used for) investing activities                 (68,300)   (238,600)
- ---------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from issuance of mortgage loan payable                       8,500,000
 Repayment of mortgage loan payable                                   (6,650,000)
 Principal payments on mortgage loans payable               (469,200)   (244,400)
 Loan acquisition costs incurred                              (1,600)
 Increase in security deposits                                   900       2,700
- ---------------------------------------------------------------------------------
    Net cash (used for) provided by financing activities    (469,900)  1,608,300
- ---------------------------------------------------------------------------------
Net increase in cash and cash equivalents                     13,600   1,666,400
Cash and cash equivalents at the beginning of the period   2,464,100   1,092,300
- ---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $2,477,700  $2,758,700
- ---------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                          $  510,400  $  685,800
- ---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1996

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

Preparation of the Partnership's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996.

The financial statements include the Partnership's 50% interest in one joint venture and its 25% interest in another joint venture with Affiliated partnerships. These joint ventures were formed for the purpose of each acquiring a 100% interest in certain real property and are operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the venture's revenues, expenses, assets, liabilities and Partners' capital was included in the financial statements.

Commercial rental properties held for investment are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts, if any, allocated to land and value impairments) on the straight-line method over their estimated useful lives. Upon classifying a commercial rental property as held for disposition, no further depreciation or amortization of such property is provided for in the financial statements. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of the improvements.

Loan acquisition costs are amortized over the term of the mortgage loan made in connection with the acquisition of Partnership properties or refinancing of Partnership loans. When a property is disposed of or a loan is refinanced, the related loan acquisition costs and accumulated amortization are removed from the respective accounts and any unamortized balance is expensed.

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard also addressed the accounting for long-lived assets that are expected to be disposed of. The adoption of the Standard did not have a material effect on the Partnership's financial statements.

Cash equivalents are considered all highly liquid investments with an original maturity of three months or less when purchased.

Certain reclassifications have been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. These reclassifications had no effect on net (loss) or Partners' (deficit) capital.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. For the quarter and six months ended June 30, 1996, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Partnership Management Fee.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition and provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale or disposition of Partnership properties are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such

(Unaudited)
positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and six months ended June 30, 1996, the General Partner was allocated Net Profits of $1,700 and $2,700, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1996 were as follows:

                                                        Paid
                                                  -----------------
                                                             Six
                                                  Quarter   Months  Payable
- ---------------------------------------------------------------------------
Property management and leasing fees              $ 78,500 $143,500 $11,700
Reimbursement of property insurance premiums, at
 cost                                               27,700   27,700    None
Real estate commission (a)                            None     None  10,000
Reimbursement of expenses, at cost:
 --Accounting                                        4,900   11,200   3,600
 --Investor communication                            1,300    2,900     500
 --Legal                                             8,200   19,800    None
- ---------------------------------------------------------------------------
                                                  $120,600 $205,100 $25,800
- ---------------------------------------------------------------------------

(a) As of June 30, 1996, the Partnership owed $10,000 to the General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. In accordance with the Partnership Agreement, the Partnership shall not pay the General Partner or any affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment from the initial investment date.

3. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at June 30, 1996 and December 31, 1995 consisted of the following non-recourse loans:

                          Partnership's Share of
                           Principal Balance at   Average
Property Pledged as       ----------------------- Interest   Maturity
Collateral                  6/30/96    12/31/95     Rate       Date
- ---------------------------------------------------------------------
Glendale Center Shopping
 Mall (50%)               $ 7,640,600 $ 8,039,400   9.97%(a)  1/1/99
Regency Park Shopping
 Center (25%)               3,888,200   3,958,600    (b)         (b)
- ---------------------------------------------------------------------
                          $11,528,800 $11,998,000
- ---------------------------------------------------------------------

(a) This interest rate represents the weighted average for the six months ended June 30, 1996. This interest rate is subject to monthly change in accordance with the provisions of the loan agreement. As of June 30, 1996, the interest rate on this loan was 9.94%.
(b) The joint venture which owns Regency, in which the Partnership has a 25% interest with Affiliated partnerships, is in default under the terms of its mortgage loan which matured on January 1, 1996. The General Partner is finalizing negotiations with the lender to modify the terms of this mortgage loan. As of the date of this report, the General Partner and the lender have substantively agreed to the following, which would be retroactive to January 1, 1996: 1) an extension of the maturity date to December 31, 1997; 2) monthly principal and interest payments based on a 23 year amortization schedule with a per annum interest rate of 7.5%; and 3) net property cash flow (as defined in the proposed modification agreement), if any, after deducting scheduled principal and interest payments, approved capital and tenant improvements and leasing commissions, will be required to be deposited into a non-interest bearing reserve account maintained by the lender to be used for capital and tenant improvements, leasing commissions and operating deficits of Regency. This agreement has not yet been executed, and there can be no assurance that an agreement will be finalized. The General Partner believes that a modification agreement will be finalized incorporating the above provisions. Since January 1, 1996, the joint venture has made sufficient remittances to the lender to comply with the terms of the above described modification.

For additional information regarding the mortgage loans payable, see Notes to the Financial Statements included in the Partnership's Annual Report for the year ended December 31, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1995, for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its remaining properties for the quarters and six months ended June 30, 1996 and 1995. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                               Comparative Operating Results (a)
                            For the Quarters    For the Six Months
                                  Ended                Ended
                            6/30/96  6/30/95    6/30/96    6/30/95
- ---------------------------------------------------------------------
GLENDALE CENTER SHOPPING MALL (50%)
Rental revenues             $947,600 $846,300  $1,843,000 $1,709,400
- ---------------------------------------------------------------------
Property net income (loss)  $170,300 $(10,400) $  279,800 $   (8,700)
- ---------------------------------------------------------------------
Average occupancy                91%      92%         91%        92%
- ---------------------------------------------------------------------
REGENCY PARK SHOPPING CENTER (25%)
Rental revenues             $150,800 $148,500  $  300,200 $  296,600
- ---------------------------------------------------------------------
Property net income (loss)  $  5,400 $(18,700) $      200 $  (37,700)
- ---------------------------------------------------------------------
Average occupancy                88%      88%         88%        88%
- ---------------------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as Partnership interest income and general and administrative expenses or are related to properties previously owned by the Partnership.

Unless otherwise disclosed, discussions of fluctuations between 1996 and 1995 refer to both the quarters and six months ended June 30, 1996 and 1995.

Net income increased $222,700 and $367,500, respectively, for the quarter and six months ended June 30, 1996 when compared to the quarter and six months ended June 30, 1995. The increases were primarily due to improved operating results at Glendale Center Shopping Mall ("Glendale") and at Regency Park Shopping Center ("Regency") and decreased general and administrative costs in legal, data processing and printing and mailing costs.

Rental revenues increased by $98,800 or 9.9% and $132,500 or 6.6%, respectively, for the quarterly and six-month periods under comparison. The increases were primarily due an increase in rental revenues at Glendale, which resulted from increased rental rates charged to new and renewing tenants, increased real estate tax escalation income and the 1996 receipt of a payment as consideration for the early termination of a tenant's lease.

Interest expense decreased $47,000 and $94,000, respectively, for the periods under comparison. These decreases were primarily due to a reduction in the interest rates as well as the effects of principal payments made during the past 18 months on the Partnership's mortgage loans.

Repairs and maintenance expense decreased $17,600 and $28,100, respectively, for the quarter and six months ended June 30, 1996 when compared to the quarter and six months ended June 30, 1995. The decreases were primarily due to a decrease in the amount of improvements made in 1996 to improve the interior and exterior appearance of Glendale and a decrease in the costs associated with the maintenance of the energy plant at Glendale.

Property operating expenses decreased $28,000 and $12,000, respectively, for the quarterly and six-month periods under comparison. The decrease for the quarters under comparison was primarily due to a decrease in promotional and advertising costs at Glendale and Regency and a decrease in utilities at Glendale, partially offset by an increase in security costs at Glendale. For the six-month periods under comparison, the decrease was primarily due to a reduction in advertising costs at Glendale and Regency, partially offset by an increase in security costs and professional fees at Glendale.

Real estate tax expense increased $20,000 and $9,600, respectively, for the quarterly and six month periods. These increases were primarily due to an increase in the tax rate imposed by the taxing authority at Glendale.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of property brochures; 2) promotion of local broker events and networking with local brokers; 3) networking with national level retailers; 4) cold-calling other businesses and tenants in the market area; and 5) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain it properties. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to net cash provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                        Comparative Cash
                                                      Flow Results For the
                                                        Six Months Ended
                                                       6/30/96    6/30/95
- ----------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $ 144,200  $   32,900
Items of reconciliation:
 Principal payments on mortgage loans                   429,400     244,400
 (Increase) decrease in current assets                  (20,100)     21,200
 (Decrease) in current liabilities                       (1,700)     (1,800)
- ----------------------------------------------------------------------------
Net cash provided by operating activities             $ 551,800  $  296,700
- ----------------------------------------------------------------------------
Net cash (used for) investing activities              $ (68,300) $ (238,600)
- ----------------------------------------------------------------------------
Net cash (used for) provided by financing activities  $(469,900) $1,608,300
- ----------------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $111,300 for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995 was primarily due to improved operating results, exclusive of depreciation and amortization, at Glendale and Regency as previously discussed.

The increase in the Partnership's cash position of $13,600 for the six months ended June 30, 1996 was primarily the result of net cash provided by operating activities exceeding the cash used for capital, tenant improvement and leasing costs and principal payments on mortgage debt.

The increase in net cash provided by operating activities of $255,100 for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995, was primarily the result of the increase in net income due to improved operating results at Glendale and Regency, exclusive of depreciation and amortization, as previously discussed, partially offset by the timing of the collection of tenant's rental payments.

Net cash used for investing activities decreased by $170,300 for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995. The decrease was due to the 1996 release of $55,000 from a capital improvement escrow held by the lender for the replacement of a chiller at Glendale and a decrease in expenditures for capital, tenant improvement and leasing costs at the Partnership's properties. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the six months ended June 30, 1996, the Partnership spent $134,900 for building and tenant improvements and leasing costs and has projected to spend approximately $250,000 during the remainder of 1996. Of the projected amount, approximately $200,000 relates to anticipated capital, tenant improvement and leasing costs expected to be incurred at Glendale. The General Partner believes that these expenditures are necessary in order to increase and/or maintain occupancy levels and to maximize rental rates charged to new and renewing tenants.

Net cash provided by (used for) financing activities changed from $1,608,300 for the six months June 30, 1995 to $(469,900) for the six months ended June 30, 1996. This change was due primarily to the net proceeds received in 1995 from the refinancing of the mortgage loan collateralized by Glendale and to a lesser extent to increased principal payments made during 1996 on this loan.

The mortgage loan collateralized by Glendale contains provisions that require that a portion of the cash generated by Glendale be utilized to reduce the outstanding mortgage balance.

The joint venture which owns Regency, in which the Partnership has a 25% interest with Affiliated partnerships, is in default under the terms of its mortgage loan which matured on January 1, 1996. The General Partner is finalizing negotiations with the lender to modify the terms of this mortgage loan. As of the date of this report, the General Partner and the lender have substantively agreed to the following, which is retroactive to January 1, 1996:
1) an extension of the maturity date to December 31, 1997; 2) monthly principal and interest payments based on a 23 year amortization schedule with a per annum interest rate of 7.5% and 3) net property cash flow, if any, after deducting scheduled principal and interest payments, approved capital, tenant improvement and leasing commissions, will be required to be deposited into a non-interest bearing reserve account maintained by the lender to be used for capital and tenant improvements, leasing commissions and operating deficits of Regency. This agreement has not yet been executed, and there can be no assurance that an agreement will be finalized. The General Partner believes that a modification agreement will be finalized incorporating the above provisions. Since January 1, 1996, the joint venture has made sufficient remittances to the lender to comply with the terms of the above described modification.

As a result of the mortgage issues discussed above, combined with cash required to fund anticipated capital, tenant improvement and leasing costs to be made at the Partnership's properties, the General Partner believes that it is in the best interest of the Partnership to retain all cash available. Accordingly, distributions to Limited Partners continue to be suspended. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. There can be no assurance as to the amount and/or availability of cash for future distributions to Partners.

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

                          PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K:
- -----------------------------------------

     (a)  Exhibits:  None

     (b)  Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended June 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X

                             By: FIRST CAPITAL FINANCIAL CORPORATION
                                 GENERAL PARTNER


Date: August 14, 1996        By: /s/ DOUGLAS CROCKER II
      ---------------            --------------------------------------
                                     DOUGLAS CROCKER II
                                 President and Chief Executive Officer



Date: August 14, 1996        By: /s/ NORMAN M. FIELD
      ---------------            --------------------------------------
                                     NORMAN M. FIELD
                                 Vice President - Finance and Treasurer