Form 10-Q
period 1996-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 1996-11-13
CIK 750301

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                  September 30, 1996
                            --------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    ------------------     -----------------

     Commission File Number                          0-14121
                                    ----------------------------------------


               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                             59-2417973
-------------------------------                            ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois         60606-2607
-------------------------------------------------------         ----------
      (Address of principal executive offices)                  (Zip Code)


                                (312) 207-0020
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report)


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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  September 30,
                                                      1996      December 31,
                                                   (Unaudited)      1995
----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $ 3,928,400  $ 3,928,400
 Buildings and improvements                         20,824,600   20,551,600
----------------------------------------------------------------------------
                                                    24,753,000   24,480,000
Accumulated depreciation and amortization           (7,523,900)  (7,099,000)
----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     17,229,100   17,381,000
Cash and cash equivalents                            2,482,500    2,464,100
Rents receivable                                       497,400      444,500
Escrow deposits                                         62,300      111,000
Other assets (primarily loan acquisition costs,
 net of accumulated amortization of $208,900 and
 $179,000, respectively)                               106,800      122,300
----------------------------------------------------------------------------
                                                   $20,378,100  $20,522,900
----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                            $11,379,500  $11,998,000
 Accounts payable and accrued expenses                 725,500      549,200
 Due to Affiliates                                      20,500       30,500
 Security deposits                                      20,000       18,500
 Other liabilities                                       8,100       68,100
----------------------------------------------------------------------------
                                                    12,153,600   12,664,300
----------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                             (69,000)     (72,700)
 Limited Partners (43,861 units issued and
  outstanding)                                       8,293,500    7,931,300
----------------------------------------------------------------------------
                                                     8,224,500    7,858,600
----------------------------------------------------------------------------
                                                   $20,378,100  $20,522,900
----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                      General     Limited
                                      Partner    Partners       Total
-------------------------------------------------------------------------
Partners' capital, January 1, 1995    $      0  $15,130,200  $15,130,200
Net (loss) for the
 year ended
 December 31, 1995                     (72,700)  (7,198,900)  (7,271,600)
-------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1995                     (72,700)   7,931,300    7,858,600
Net income for the nine months ended
 September 30, 1996                      3,700      362,200      365,900
-------------------------------------------------------------------------
Partners' (deficit) capital,
 September 30, 1996                   $(69,000) $ 8,293,500  $ 8,224,500
-------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996       1995
-------------------------------------------------------------------------
Income:
 Rental                                            $1,041,700 $1,035,800
 Interest                                              32,200     33,900
-------------------------------------------------------------------------
                                                    1,073,900  1,069,700
-------------------------------------------------------------------------
Expenses:
 Interest                                             265,400    309,200
 Depreciation and amortization                        151,400    190,900
 Property operating:
  Affiliates                                           87,100     73,500
  Nonaffiliates                                       232,400    214,900
 Real estate taxes                                    117,900    127,400
 Insurance--Affiliate                                  13,800     11,100
 Repairs and maintenance                               94,500     94,700
 General and administrative:
  Affiliates                                            6,900     14,000
  Nonaffiliates                                         8,800    (12,900)
-------------------------------------------------------------------------
                                                      978,200  1,022,800
-------------------------------------------------------------------------
Net income                                         $   95,700 $   46,900
-------------------------------------------------------------------------
Net income allocated to General Partner            $    1,000 $      500
-------------------------------------------------------------------------
Net income allocated to Limited Partners           $   94,700 $   46,400
-------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (43,861 Units outstanding)                        $     2.16 $     1.06
-------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                        1996       1995
---------------------------------------------------------------------------
Income:
 Rental                                              $3,184,900 $3,046,500
 Interest                                                96,400    108,800
---------------------------------------------------------------------------
                                                      3,281,300  3,155,300
---------------------------------------------------------------------------
Expenses:
 Interest                                               807,000    944,800
 Depreciation and amortization                          454,800    565,500
 Property operating:
  Affiliates                                            241,200    259,100
  Nonaffiliates                                         625,000    588,000
 Real estate taxes                                      375,000    374,900
 Insurance--Affiliate                                    41,500     36,900
 Repairs and maintenance                                281,300    309,600
 General and administrative:
  Affiliates                                             23,100     31,200
  Nonaffiliates                                          66,500     95,700
---------------------------------------------------------------------------
                                                      2,915,400  3,205,700
---------------------------------------------------------------------------
Net income (loss)                                    $  365,900 $  (50,400)
---------------------------------------------------------------------------
Net income (loss) allocated to General Partner       $    3,700 $     (500)
---------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners      $  362,200 $  (49,900)
---------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners per
 Unit (43,861 Units outstanding)                     $     8.26 $    (1.14)
---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                            1996        1995
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                       $  365,900  $  (50,400)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                             454,800     565,500
  Changes in assets and liabilities:
  (Increase) decrease in rents receivable                   (52,900)    112,800
  Decrease in restricted cash and certificate of
   deposit                                                               37,500
  Decrease in prepaid expenses                                           12,500
  Decrease (increase) in other assets                         1,400      (3,900)
  Increase in accounts payable and accrued expenses         176,300      60,000
  (Decrease) increase in due to Affiliates                  (10,000)        600
  (Decrease) in other liabilities                           (60,000)    (24,600)
--------------------------------------------------------------------------------
   Net cash provided by operating activities                875,500     710,000
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements              (273,000)   (572,000)
 Decrease (increase) in escrow deposits                      48,700     (53,500)
--------------------------------------------------------------------------------
   Net cash (used for) investing activities                (224,300)   (625,500)
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from issuance of mortgage loan payable                      8,500,000
 Repayment of mortgage loan payable                                  (6,650,000)
 Principal payments on mortgage loans payable              (618,500)   (371,000)
 Loan acquisition costs incurred                            (15,800)    (69,900)
 Increase in security deposits                                1,500       2,400
--------------------------------------------------------------------------------
   Net cash (used for) provided by financing activities    (632,800)  1,411,500
--------------------------------------------------------------------------------
Net increase in cash and cash equivalents                    18,400   1,496,000
Cash and cash equivalents at the beginning of the
 period                                                   2,464,100   1,092,300
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period       $2,482,500  $2,588,300
--------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                         $  774,300  $  995,000
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1996

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996.

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

Commercial rental properties held for investment are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts, if any, allocated to land and value impairments) on the straight-line method over their estimated useful lives. Upon classifying a commercial rental property as held for disposition, no further depreciation or amortization of such property is provided for in the financial statements. Lease acquisition fees are recorded at cost and amortized on straight-line method over the life of each respective lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated on the straight-line method over the estimated life of such improvements.

Loan acquisition costs are amortized on the straight-line method over the term of the mortgage loan made in connection with the acquisition of Partnership properties or refinancing of Partnership loans. When a property is disposed of or a loan is refinanced, the related loan acquisition costs and accumulated amortization are removed from the respective accounts and any unamortized balance is expensed.

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets is impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard also addressed the accounting for long-lived assets that are expected to be disposed of. The adoption of the Standard did not have a material effect on the Partnership's financial statements. Evaluation of the potential impairment of the value of the Partnership's assets is performed on an individual property basis.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. For the quarter and nine months ended September 30, 1996, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Partnership Management Fee.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition and provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of

Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale or disposition of Partnership properties are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 1996, the General Partner was allocated Net Profits of $1,000 and $3,700, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1996 were as follows:

                                                          Paid
                                                  --------------------
                                                  Quarter  Nine Months Payable
------------------------------------------------------------------------------
Property management and leasing fees              $ 81,400  $224,900   $ 4,400
Reimbursement of property insurance premiums, at
 cost                                               13,800    41,500      None
Real estate commission (a)                            None      None    10,000
Reimbursement of expenses, at cost:
 --Accounting                                        4,000    15,200     4,800
 --Investor  communication                             800     3,700     1,300
 --Legal                                            16,700    36,500      None
------------------------------------------------------------------------------
                                                  $116,700  $321,800   $20,500
------------------------------------------------------------------------------

(a) As of September 30, 1996, the Partnership owed $10,000 to the General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. In accordance with the Partnership Agreement, the Partnership shall not pay the General Partner or any affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

3. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at September 30, 1996 and December 31, 1995 consisted of the following non-recourse loans:

                               Partnership's Share of
                                Principal Balance at   Average
     Property Pledged as       ----------------------- Interest   Maturity
         Collateral              9/30/96    12/31/95     Rate       Date
--------------------------------------------------------------------------
Glendale Center Shopping Mall
 (50%)                         $ 7,513,600 $ 8,039,400  9.98%(a)    1/1/99
Regency Park Shopping Center
 (25%)(b)                        3,865,900   3,958,600   7.5%     12/31/97
--------------------------------------------------------------------------
                               $11,379,500 $11,998,000
--------------------------------------------------------------------------

(a) This interest rate represents the weighted average for the nine months ended September 30, 1996. This interest rate is subject to monthly change in accordance with the provisions of the loan agreement. As of September 30, 1996, the interest rate on this loan was 9.97%.
(b) The joint venture which owns Regency Park Shopping Center ("Regency"), in which the Partnership has a 25% interest with Affiliated partnerships, executed an agreement with the mortgage lender to modify the terms of the mortgage loan collateralized by Regency. Significant terms of this agreement, which are retroactive to January 1, 1996, include: 1) an extension of the maturity date to December 31, 1997; 2) monthly principal and interest payments based on a 23-year amortization schedule with a per annum interest rate of 7.5%; and 3) net property cash flow (as defined in the agreement), if any, after deducting scheduled principal and interest payments, approved capital and tenant improvements and leasing commissions, is required to be deposited into a non-interest bearing reserve account maintained by the lender to be used for capital and tenant improvements, leasing commissions and operating deficits of Regency.

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

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its remaining properties for the quarters and nine months ended September 30, 1996 and 1995. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                               Comparative Operating Results (a)
                            For the Quarters    For the Nine Months
                                  Ended                Ended
                            9/30/96  9/30/95    9/30/96    9/30/95
-------------------------------------------------------------------------
GLENDALE CENTER SHOPPING MALL (50%)
Rental revenues             $893,700 $875,000  $2,736,700 $2,584,500
-------------------------------------------------------------------------
Property net income         $ 78,100 $ 15,300  $  357,900 $    6,600
-------------------------------------------------------------------------
Average occupancy                91%      92%         91%        92%
-------------------------------------------------------------------------
REGENCY PARK SHOPPING CENTER (25%)
Rental revenues             $148,000 $146,500  $  448,200 $  443,000
-------------------------------------------------------------------------
Property net income (loss)  $  1,100 $(16,100) $    1,300 $  (53,800)
-------------------------------------------------------------------------
Average occupancy                91%      88%         89%        88%
-------------------------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as Partnership interest income and general and administrative expenses or are related to properties previously owned by the Partnership.

Unless otherwise disclosed, discussions of fluctuations between 1996 and 1995 refer to both the quarters and nine months ended September 30, 1996 and 1995.

The following comparative discussion includes only the operating results of the Partnership's remaining properties.

Net income increased $48,800 and $416,300 for the quarter and nine months ended September 30, 1996, respectively, when compared to the quarter and nine months ended September 30, 1995. The increases were primarily due to improved operating results at Glendale Center Shopping Mall ("Glendale") and at Regency Park Shopping Center ("Regency"). General and administrative expenses decreased for the nine-month periods under comparison primarily as the result of decreased data processing and printing and mailing costs, partially offset by adjustments to estimated state income taxes in 1995. The 1995 state income tax adjustments account for the majority of the increase in general and administrative expenses for the quarterly periods under comparison.

Rental revenues increased by $20,200 or 2.0% and $157,300 or 5.2% for the quarterly and nine-month periods under comparison, respectively. The increases were primarily due an increase in rental revenues at Glendale, which resulted from increased rental rates charged to new and renewing tenants and increased real estate tax escalation income. The increases were partially offset by a decrease in percentage rental income and an increase in bad debts at Glendale.

Interest expense decreased $43,800 and $137,800 for the periods under comparison, respectively. These decreases were primarily due to a reduction in the variable interest rate on the Glendale loan and a reduction in the fixed interest rate on the Regency loan as defined in the modified loan agreement as well as the effects of principal payments made during the past 21 months on the Partnership's mortgage loans.

Repairs and maintenance expenses decreased $28,300 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995. The decrease was primarily due to decreases at Glendale in the amount of expenditures made in 1996 to enhance the interior and exterior appearance and in the costs associated with the maintenance of the energy plant. Partially offsetting the decrease for the nine-month periods under comparison was an increase in snow removal costs at Glendale. Repair and maintenance expenses remained relatively unchanged for the quarterly periods under comparison.

Property operating expenses increased $31,100 and $19,100 for the quarterly and nine-month periods under comparison, respectively. The increases were primarily due to increases in professional services, security costs and utilities at Glendale. Partially offsetting the increase for the nine-month periods under comparison were decreases in advertising and promotional costs at Glendale and Regency.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                           Comparative Cash Flow Results
                                             For the Nine Months Ended
                                             9/30/96      9/30/95
-------------------------------------------------------------------------
Cash Flow (as defined in the Partnership
 Agreement)                                $   242,000  $    144,100
Items of reconciliation:
 Principal payments on mortgage loans          578,700       371,000
 (Increase) decrease in current assets         (51,500)      158,900
 Increase in current liabilities               106,300        36,000
-------------------------------------------------------------------------
Net cash provided by operating activities  $   875,500  $    710,000
-------------------------------------------------------------------------
Net cash (used for) investing activities   $  (224,300) $   (625,500)
-------------------------------------------------------------------------
Net cash (used for) provided by financing
 activities                                $  (632,800) $  1,411,500
-------------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $97,900 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995 was primarily due to improved operating results, exclusive of depreciation and amortization, at Glendale and Regency partially offset by increased principal payments on the Partnership's mortgage debt as previously discussed.

The increase in the Partnership's cash position of $18,400 during the nine months ended September 30, 1996 was primarily the result of net cash provided by operating activities exceeding the cash used for capital and tenant improvements and leasing costs and principal payments on mortgage debt. Liquid assets of the Partnership as of September 30, 1996 were comprised of amounts held for working capital purposes.

The increase in net cash provided by operating activities of $165,500 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995, was primarily the result of improved operating results at Glendale and Regency, exclusive of depreciation and amortization, as previously discussed, and the timing of payments on the mortgage loan collateralized by Glendale, partially offset by the timing of the collection of tenants' rental payments at Glendale.

Net cash used for investing activities decreased by $401,200 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995. The decrease was due to the 1996 release of $55,000 from a capital improvement escrow held by the lender for the replacement of a chiller at Glendale and a decrease in expenditures for capital and tenant improvements and leasing costs at the Partnership's properties. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the nine months ended September 30, 1996, the Partnership spent $273,000 for building and tenant improvements and leasing costs and has projected to spend approximately $145,000 during the remainder of 1996. Of the projected amount approximately $125,000 relates to anticipated improvement and leasing costs expected to be incurred at Glendale. The General Partner believes that these expenditures are necessary in order to increase and/or maintain occupancy levels and to maximize rental rates charged to new and renewing tenants.

Net cash provided by (used for) financing activities changed from $1,411,500 for the nine months ended September 30, 1995 to $(632,800) for the nine months ended September 30, 1996. This change was due primarily to the net proceeds received in 1995 from the refinancing of the mortgage loan collateralized by Glendale and to a lesser extent, increased principal payments made during 1996 on this loan.

The mortgage loan collateralized by Glendale contains provisions that require that a portion of the cash generated by Glendale be utilized to reduce the outstanding mortgage balance.

The joint venture which owns Regency, in which the Partnership has a 25% interest with Affiliated partnerships, executed an agreement with the mortgage lender to modify the terms of the mortgage loan collateralized by Regency. Significant terms of this agreement, which are retroactive to January 1, 1996, include: 1) an extension of the maturity date to December 31, 1997; 2) monthly principal and interest payments based on a 23-year amortization schedule with a per annum interest rate of 7.5%; and 3) net property cash flow (as defined in the agreement), if any, after deducting scheduled principal and interest payments, approved capital and tenant improvements and leasing commissions, is required to be deposited into a non-interest bearing reserve account maintained by the lender to be used for capital and tenant improvements, leasing commissions and operating deficits of Regency.

As a result of the principal payment requirements on the Partnership's mortgage loans, combined with cash required to fund anticipated capital and tenant improvements and leasing costs to be made at the Partnership's properties, the General Partner believes that it is in the best interest of the Partnership to retain all cash available. Accordingly, distributions to Partners continue to be suspended. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. There can be no assurance as to the amount and/or availability of cash for future distributions to Partners.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be significantly less than such Limited Partners' original Capital Investment.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
----------------------------------------

        (a)  Exhibits: None
        (b)  Reports on Form 8-K:

             There were no reports filed on Form 8-K during the quarter ended September 30, 1996.

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

Date:  November 13, 1996        By:  /s/  DOUGLAS CROCKER II
       -----------------            -----------------------------------------
                                          DOUGLAS CROCKER II
                                    President and Chief Executive Officer


Date:  November 13, 1996        By: /s/  NORMAN M. FIELD
       -----------------            -----------------------------------------
                                         NORMAN M. FIELD
                                    Vice President - Finance and Treasurer