Form 10-K405
period 1996-12-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 1997-03-31
CIK 750301

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended                December 31, 1996
                               -------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                      to
                                    -------------------     --------------------
    Commission File Number                            0-14121
                                    --------------------------------------------

               First Capital Income Properties, Ltd. - Series X
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                           59-2417973
-------------------------------                   ------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

Two North Riverside Plaza, Suite 1100,                       60606-2607
Chicago, Illinois                                 ------------------------------
----------------------------------------                     (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including                  (312) 207-0020
area code                                         ------------------------------

Securities registered pursuant to Section 12(b)                 NONE
of the Act:                                       ------------------------------

Securities registered pursuant to Section 12(g)      Limited Partnership Units
of the Act:                                       ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [x]

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated September 25, 1984, included in the Registrant's Registration Statement on Form S-11 (Registration No. 2-92364), is incorporated herein by reference in Part IV of this report.

Exhibit Index - Page A-1
------------------------

                                     PART I

ITEM 1.  BUSINESS

The registrant, First Capital Income Properties, Ltd. - Series X (the "Partnership"), is a limited partnership organized in 1984 under the Florida Uniform Limited Partnership Law. The Partnership sold 43,861 Limited Partnership Units (the "Units") to the public from September 1984 to September 1985, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission. Unless otherwise defined herein, capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The business of the Partnership is to invest primarily in existing or to-be-developed real estate, such as shopping centers, warehouses, office buildings, and, to a lesser extent, in other types of income-producing commercial real estate. From December 1984 to February 1988, the Partnership made one real property investment, purchased 50% interests in two joint ventures and a 25% interest in one joint venture each with Affiliated partnerships. These joint ventures were each formed for the purpose of acquiring a 100% interest in certain real property and, prior to dissolution are operated under the common control of First Capital Financial Corporation (the "General Partner"). Through December 31, 1996, the Partnership sold its real property investment and, with an Affiliated partnership, dissolved one joint venture as a result of the disposition of the real property interest.

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

As of March 1, 1997, there were 35 employees at the Partnership's properties for on-site property maintenance and administration.

ITEM 2.  PROPERTIES (a)(b)

As of December 31, 1996, the Partnership owned, through joint venture interests, the following two properties, which were each owned in fee simple and were encumbered by mortgages. For complete details of the material terms of the encumbrances, refer to Note 5 of the Notes to Financial Statements.

                                                                Net Leasable       Number of
            Property Name                     Location          Sq. Footage       Tenants (c)
-----------------------------------    ---------------------    ------------      -----------
Shopping Centers:
-----------------
Glendale Center Shopping Mall (50%)    Indianapolis, Indiana       653,353           55 (2)

Regency Park Shopping Center (25%)     Jacksonville, Florida       327,710           23 (3)


(a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

(b) For Federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land) and all improvements thereafter over useful lives ranging from 18 years to 40 years, utilizing either the Accelerated Cost Recovery System ("ACRS") or straight-line method. Other depreciable assets were depreciated over their applicable recovery periods. The Partnership's portion of real estate taxes for the Glendale Center Shopping Mall ("Glendale") and Regency Park Shopping Center ("Regency") was $462,500 and $67,400, respectively, for the year ended December 31, 1996. In the opinion of the General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

(c) Represents the total number of tenants, as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

The following table presents each of the Partnership properties' occupancy rates as of December 31 for each of the last five years:


  Property Name      1996     1995     1994     1993     1992
-----------------   ------   ------   ------   ------   ------
Glendale              91%      93%      93%      87%      92%

Regency               93%      87%      89%      78%      78%



The amounts in the following table represent each of the Partnership's properties' average annual rental rate per square foot for each of the last five years ended December 31 and were computed by dividing each property's base rental revenues by its average occupied square footage:



  Property Name      1996     1995     1994     1993     1992
-----------------   ------   ------   ------   ------   ------
Glendale             $5.66   $5.48    $5.55    $4.95    $5.47

Regency              $6.67   $6.47    $6.34    $6.85    $6.97


------   ----------

The following table summarizes the principal provisions of the leases for the tenants which occupy ten percent or more of the rentable square footage at each of the Partnership's properties:


                                   Partnership's Share of per
                                   annum Base Rents (a) for                           Percentage        Renewal
                                 -----------------------------                           of Net         Options
                                               Final Twelve       Expiration            Leasable        (Renewal
                                                Months of           Date of          Square Footage     Options/
                                    1997          Lease              Lease              Occupied         Years)
                                 ----------  ---------------     --------------      ---------------    ---------
Glendale
--------

L. S. Ayres & Co.                                                                                          1/18
  (department store)               $194,100        $194,100         1/31/01                36%             3/30

Lazarus                                                                                                    1/18
  (department store)               $128,700        $128,700         1/31/01                25%             3/30


Regency
-------

Rhodes Furniture (b)
  (furniture store)                $ 71,700         $71,700         1/15/05                26%              3/5
Service Merchandise
  (department store)               $ 87,500         $87,500         2/28/09                14%             10/5
Baby Superstore
  (wholesale baby
   furnishings)                    $ 70,300         $75,300         9/30/04                12%              3/5

     (a) The Partnership's share of per annum base rents for each of the tenants listed above for the years between 1997 and the final twelve months for each of the above leases is no lesser or greater than the amounts listed in the above table.

     (b) Space is sublet from Publix, who in turn sublet from Supervalue Inc. Pursuant to the lease, Supervalue Inc. is the lessee. In addition, Books-a-Million, a retail book store, has sublet a portion of the Rhodes Furniture space through an agreement with Rhodes Furniture.

The amounts in the following table represent the Partnership's portion of rental income from leases in the year of expiration (assuming no lease renewals) through the year ended December 31, 2006:


            Number                       Base Rents in Year   % of Total Base
 Year     of Tenants     Square Feet     of Expiration (a)       Rents (b)
------    ----------     -----------    -----------------     ----------------
 1997         10            52,108          $ 91,900               4.31%
 1998          9            15,130          $112,900               5.47%
 1999          7            22,125          $ 54,300               2.78%
 2000          5            11,694          $ 64,600               3.50%
 2001         13           475,369          $148,100              10.83%
 2002          6            35,368          $122,700              10.57%
 2003          5            14,500          $ 92,200               9.44%
 2004          8            67,676          $134,800              19.17%
 2005          4            97,578          $ 42,300               9.47%
 2006          6            26,153          $ 38,500              18.23%

   (a) Represents the Partnership's portion of base rents to be collected each year on expiring leases.


   (b) Represents the Partnership's portion of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases in effect as of December 31, 1996.


ITEM 3.  LEGAL PROCEEDINGS

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1996. Ordinary routine litigation incidental to the business which is not deemed material was pursued during the quarter ended December 31, 1996.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a,b,c & d)  None.


                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1997, there were 3,236 Holders of Units.

Item 6. SELECTED FINANCIAL DATA

                              For the Years Ended December 31,
                 ---------------------------------------------------------------
                    1996         1995         1994         1993         1992
---------------------------------------------------------------------------------
Total revenues   $ 4,299,700  $ 4,288,100  $ 5,913,000  $ 7,177,200  $ 8,129,500
Net (loss)       $(2,332,100) $(7,271,600) $  (949,100) $(6,532,500) $  (149,100)
Net (loss)
 allocated to
 Limited
 Partners(a)     $(2,308,800) $(7,198,900) $(1,192,200) $(6,467,200) $  (155,300)
Net (loss)
 allocated to
 Limited
 Partners per
 Unit (43,861
 Units
 outstanding)(a) $    (52.64) $   (164.13) $    (27.18) $   (147.45) $     (3.54)
Total assets     $17,384,800  $20,522,900  $26,495,200  $44,395,800  $50,612,200
Mortgage loans
 payable         $11,194,100  $11,998,000  $10,648,600  $26,794,900  $26,831,200
Distributions
 to Limited
 Partners per
 Unit (43,861
 Units
 outstanding)           None         None         None         None         None
OTHER DATA:
Investment in
 commercial
 rental
 properties
 (net of
 accumulated
 depreciation
 and
 amortization)   $14,416,200  $17,381,000  $24,728,800  $38,273,500  $46,067,100
Number of real
 property
 interests
 owned at
 December 31               2            2            2            3            3
---------------------------------------------------------------------------------

NOTES:
(a) Net (loss) per Unit allocated to Limited Partners for 1994 included an extraordinary gain on extinguishment of debt.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP").

                               For the Years Ended December 31,
                   ------------------------------------------------------------
                      1996        1995        1994         1993        1992
--------------------------------------------------------------------------------
Cash Flow (as
 defined in the
 Partnership
 Agreement)(a)     $  191,900  $  288,600  $   651,400  $1,732,300  $ 1,555,200
Items of
 reconciliation:
 Principal
  payments on
  mortgage loans
  payable             803,900     500,600       33,800      36,300       30,600
 Changes in
  current assets
  and
  liabilities:
  Decrease in
   current assets      13,900      26,600      334,700     792,900      731,300
  (Decrease)
   increase in
   current
   liabilities         (6,100)    (55,300)    (542,900)    356,900      (89,400)
--------------------------------------------------------------------------------
Net cash provided
 by operating
 activities        $1,003,600  $  760,500  $   477,000  $2,918,400  $ 2,227,700
--------------------------------------------------------------------------------
Net cash (used
 for) provided by
 investing
 activities        $ (725,200) $ (743,300) $  (418,300) $ (502,400) $ 7,372,100
--------------------------------------------------------------------------------
Net cash (used
 for) provided by
 financing
 activities        $ (816,800) $1,354,600  $(4,018,100) $  (40,800) $(9,175,100)
--------------------------------------------------------------------------------

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

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-8 in this report and the supplemental schedule on pages A-9 and A-10.

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

In 1992, the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interest are sold since the Partnership no longer receives income generated from such real property interests. Through December 31, 1996, the Partnership has sold one real property investment and liquidated one joint venture investment.

Despite improved operating results, the Partnership continues to face uncertainty as to the realization of its carrying basis of its 50% interest in Glendale Center Shopping Mall ("Glendale"). Increased competition in the regional area has resulted in a continued reduction in sales at the two anchor tenants as well as the specialty tenants at Glendale. In addition, planned improvements and expansions of anchor tenant space at competing malls has had and continue to have a negative impact on the performance of Glendale's tenants. The leases of the two anchor tenants at Glendale expire in January 2001. There is a significant amount of uncertainty as to whether either or both of these tenants will exercise their renewal options. The loss of the anchor tenants without suitable replacements would result in the loss of many of the specialty tenants pursuant to numerous contingency provisions within their respective leases. The General Partner is pursuing alternative tenants as well as exploring other potential options for Glendale. During 1996, the General Partner tested the marketplace for the possible sale of the property. During 1997, alternatives for Glendale will continue to be evaluated. Based on the risk of the loss of significant tenants, the increased competition, together with the limited market for the sale of Glendale, as of December 31, 1996, the Partnership has recorded a provision for value impairment in the amount of $2,700,000.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1996, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                Comparative Operating Results (a)
                                For the Years Ended December 31,
                                ----------------------------------
                                   1996       1995        1994
-------------------------------------------------------------------
GLENDALE (50%)
Rental revenues                 $3,572,300 $3,529,300  $ 3,532,000
-------------------------------------------------------------------
Property net income (b)         $  331,500 $   80,600  $   245,100
-------------------------------------------------------------------
Average occupancy                      91%        92%          87%
-------------------------------------------------------------------
REGENCY (25%)
Rental revenues                 $  599,300 $  587,500  $   523,200
-------------------------------------------------------------------
Property net income (loss) (c)  $   10,500 $  (70,200) $  (163,100)
-------------------------------------------------------------------
Average occupancy                      90%        88%          79%
-------------------------------------------------------------------
FASHION ATRIUM (50%) (D)
Rental revenues                                        $ 1,676,800
-------------------------------------------------------------------
Property net (loss) (d)                                $(1,170,100)
-------------------------------------------------------------------
Average occupancy                                          (d)
-------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties previously owned by the Partnership.
(b) Property net income excludes a loss from provisions for value impairment of $2,700,000 and $6,300,000, for the years ended December 31, 1996 and 1995, respectively (see Note 9 of Notes to Financial Statements for additional information).
(c) Property net (loss) excludes a loss from provisions for value impairment of $1,000,000 and $750,000, respectively, for the years ended December 31, 1995 and 1994 (see Note 9 of Notes to Financial Statements for additional information).
(d) On December 9, 1994, the Fashion Atrium Building ("Fashion Atrium") was disposed of through the orderly conveyance of title to the mortgage holder. Property net (loss) for the year ended December 31, 1994, excludes a loss on disposition of property of $7,946,000 and an extraordinary gain on extinguishment of debt of $8,808,600 (see Note 7 of Notes to Financial Statements for additional information).

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995
Net results improved by $4,939,500 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The improvement was primarily the result of the differences in the amounts of provisions for value impairment recognized during the years under comparison. The 1995 results included provisions of $7,300,000, while 1996 included a provision of $2,700,000. Exclusive of the provisions for value impairment, net income improved $339,500 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The improvement was primarily due to improved operating results at Glendale and to a lesser extent at Regency Park Shopping Center ("Regency"). The improvement was also due to a decrease in general and administrative expenses which was primarily the result of decreased legal, data processing and printing and mailing costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


Rental revenues remained relatively unchanged for the year ended December 31, 1996 when compared to the year ended December 31, 1995.

Interest expense decreased by $181,400 for the periods under comparison. The decrease was primarily due to a reduction in the variable interest rate on the Glendale loan and a reduction in the fixed interest rate on the Regency loan as well as the effects of principal payments made during the past 24 months on the Partnership's mortgage loans.

Depreciation and amortization decreased by $132,900 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The decrease was primarily the result of the effects of provisions for value impairment taken on the Partnership's properties.

Real estate tax expense increased by $42,500 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The increase was primarily the result of increased 1996 taxes at Glendale in comparison with those payable in 1995.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994
Partnership net loss increased by $6,322,500 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The comparison of operating results between the periods is complicated by the effects of the disposition of the Fashion Atrium on December 9, 1994. In addition to the loss on disposition and extraordinary gain on extinguishment of debt, as described above, the (loss) from provisions for value impairment recorded for the years ended December 31, 1995 and 1994 of $(7,300,000) and $(750,000), respectively, also had significant impact on the comparison of operating results. For additional information see Note 9 of Notes to Financial Statements.

Partnership net income, (exclusive of the effects of the disposition of Fashion Atrium and provisions for value impairment) decreased $102,200 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The decrease was primarily due to: 1) decreased operating results at Glendale due to an increase in interest expense, partially offset by decreased property operating expenses and 2) a decrease in interest income due to a decrease in cash available for investment resulting from payments in late 1994 on the mortgage loan collateralized by Glendale. Partially offsetting the decrease in net income was: 1) improved operating results at Regency resulting from increased rental revenues and 2) a slight reduction in general and administrative expenses due to a decrease in state and local taxes and data processing costs, partially offset by an increase in printing and mailing costs and legal fees.

For purposes of the following discussion, the comparative operating results of Fashion Atrium have been excluded.

Rental revenues increased by $61,600 or 1.5% for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The increase was primarily due to an increase in Regency's average occupancy.

Interest expense increased by $222,400 for the years under comparison. Although the average outstanding principal balance on the Glendale mortgage was significantly lower during 1995 than during 1994, the interest expense increased due to the increase in the interest rate pursuant to the terms of the new loan agreement (see Note 5 of Notes to Financial Statements for additional information).

Total property operating expenses decreased by $75,500 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The primary factors which contributed to the decrease in property operating expenses were: 1) decreased utilities at Glendale and 2) decreased advertising and promotional expenditures at Glendale and Regency.

The rate of inflation has remained relatively stable and has had a minimal impact on the operating results of the Partnership. The nature of various tenant lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for: 1) annual rent increases based on the Consumer Price Index or graduated rental increases;
2) percentage rentals for which the Partnership receives as additional rent as a percentage of a tenant's sales over predetermined amounts and 3) total or partial tenant reimbursement of property operating expenses including real estate taxes.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain it properties. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by GAAP. The second table in Selected Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

The decrease in Cash Flow (as defined in the Partnership Agreement) of $96,700 for the year ended December 31, 1996 when compared to the year ended December 31, 1995 was primarily due to an increase in principal payments on the mortgage loan collateralized by Glendale. The decrease was partially offset by improved operating results, exclusive of depreciation, amortization and provisions for value impairment, at Glendale and Regency, as previously discussed.

The decrease in the Partnership's cash position of $538,400 during the year ended December 31, 1996 was primarily the result principal payments on mortgage loans, cash used for

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

capital and tenant improvements and leasing costs and investments in debt securities exceeding the net cash provided by operating activities. Liquid assets of the Partnership as of December 31, 1996 were comprised of amounts held for working capital purposes.

The increase in net cash provided by operating activities of $243,100 for the year ended December 31, 1996 when compared to the year ended December 31, 1995, was primarily the result of improved operating results at Glendale and Regency, exclusive of depreciation and amortization, as previously discussed, and the timing of certain operating expense payments at Regency.

Net cash used for investing activities decreased by $18,100 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The decrease was due a decrease in expenditures for capital and tenant improvements and leasing costs at the Partnership's properties together with the 1996 release of $55,000 from a capital improvement escrow held by the lender for the replacement of a chiller at Glendale partially offset by an increase in investments in debt securities. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held for working capital purposes. These investments are of investment-grade and substantially all of them mature less than one year from their date of purchase. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the year ended December 31, 1996, the Partnership spent $320,300 for building and tenant improvements and leasing costs and has budgeted to spend approximately $615,000 during 1997. Of the budgeted amount approximately $550,000 relates to improvement and leasing costs expected to be incurred at Glendale if the property is not sold during 1997. The General Partner believes that these expenditures are necessary in order to increase and/or maintain occupancy levels and to maximize rental rates charged to new and renewing tenants.

Net cash provided by (used for) financing activities changed from $1,354,600 for the year ended December 31, 1995 to $(816,800) for the year ended December 31, 1996. This change was due primarily to the net proceeds received in 1995 from the refinancing of the mortgage loan collateralized by Glendale and to a lesser extent, increased principal payments made during 1996 on this loan.

The mortgage loan collateralized by Glendale contains provisions that require that a portion of the cash generated by Glendale be utilized to reduce the outstanding mortgage balance. In March 1997 the Partnership's share of the payment for calendar year 1996 was $125,400.

During August 1996, the joint venture which owns Regency, in which the Partnership has a 25% interest with Affiliated partnerships, executed an agreement with the mortgage lender to modify the terms of the mortgage loan collateralized by Regency. Significant terms of this agreement, which were retroactive to January 1, 1996, include: 1) an extension of the maturity date to December 31, 1997; 2) monthly principal and interest payments based on a 23-year amortization schedule with a per annum interest rate of 7.5% and 3) net property cash flow (as defined in the agreement), if any, after deducting scheduled principal and interest payments, approved capital and tenant improvements and leasing commissions, is required to be deposited into a non-interest bearing reserve account maintained by the lender to be used for capital and tenant improvements, leasing commissions and operating deficits of Regency. The Partnership is currently marketing Regency for sale.

As a result of the principal payment requirements on the Partnership's mortgage loans, combined with cash required to fund anticipated capital and tenant improvements and leasing costs to be made at the Partnership's properties, the General Partner believes that it is in the best interest of the Partnership to retain all cash available. Accordingly, distributions to Partners continue to be suspended. As of December 31, 1996 the Partnership retained $191,900 of Cash Flow (as defined in the Partnership Agreement) to supplement working capital reserves. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. There can be no assurance as to the amount and/or availability of cash for future distributions to Partners.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be substantially less than such Limited Partners' Capital Investment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  DIRECTORS

     The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The Directors of FCFC, as of March 28, 1997, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1997.

         Name                                                 Office
         ----                                                 ------

     Samuel Zell.......................................Chairman of the Board
     Douglas Crocker II................................Director
     Sheli Z. Rosenberg................................Director

     Samuel Zell, 55, has been a Director of the General Partner since 1983 (Chairman of the Board since December 1985) and is Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc. ("EGI"), and is a trustee and beneficiary of a general partner of Equity Holdings Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Chart House Enterprises, Inc., Ramco Energy plc, TeleTech Holdings Inc., Anixter International Inc., American Classic Voyages Co. and Manufactured Home Communities, Inc. ("MHC"). He is Chairman of the Board of Trustees of Equity Residential Properties Trust. He is a Director of Quality Food Centers, Inc. ("QFC") and Sealy Corporation. He is Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Co-Chairman of the Board of Revco D.S., Inc.

     Douglas Crocker II, 56, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been an Executive Vice President of EFMC since November 1992. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June 1992 at which time the Resolution Trust Company took control of Republic. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc.

     Sheli Z. Rosenberg, 55, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of EFMC and EGI since November 1994; has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a Director of various subsidiaries of Great American. She is also a Director of Anixter International Inc., Capsure Holdings Corp., American Classic Voyages Co., Jacor Communications, Inc., Revco D.S., Inc., Sealy Corporation, QFC and MHC. She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal bankruptcy laws on January 3, 1995.

(b,c & e)  EXECUTIVE OFFICERS

     The Partnership does not have any executive officers. The executive officers of the General Partner as of March 28, 1997 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

         Name                                           Office
         ----                                           ------

     Douglas Crocker II...................President and Chief Executive Officer
     Gus J. Athas.........................Senior Vice President
     Norman M. Field......................Vice President - Finance and Treasurer

     PRESIDENT AND CEO - See Table of Directors above.

     Gus J. Athas, 60, has been Senior Vice President of the General Partner since March 1995. Mr. Athas has served as Senior Vice President, General Counsel and Assistant Secretary of Great American since March 1995. Mr. Athas has served as Senior Vice President, General Counsel and Secretary of Falcon Building Products, Inc. since March 1994 and served as Vice President and Secretary from January 1994 to March 1994. Mr. Athas has served as Senior Vice President, General Counsel and Secretary of Eagle Industries, Inc. ("Eagle") since May 1993. From September 1992 to May 1993, Mr. Athas was Vice President, General Counsel and Secretary of Eagle. From November 1987 to September 1992, Mr. Athas served as Vice President, General Counsel and Assistant Secretary of Eagle.

     Norman M. Field, 48, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. Benefit Adminstrators filed for protection under the Federal bankruptcy laws on January 3, 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d)  FAMILY RELATIONSHIPS

     There are no family relationships among any of the foregoing directors and officers.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     With the exception of the bankruptcy matter disclosed under Items 10 (a),
     (b), (c) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1996. However, the General Partner and Affiliates do compensate certain directors and officers of the General Partner. For additional information see Item 13 (a) Certain Relationships and Related Transactions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of March 1, 1997, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 43,861 Units outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1997, the executive officers and directors of First Capital Financial Corporation, the General Partner did not own any Units.

(c)  None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) An Affiliate of the General Partner provides leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed the lesser of the compensation customarily charged in arm's-length transactions by persons rendering similar services or 6% of the gross receipts from the property being managed plus normal out-of-pocket expenses where the Affiliate provides leasing, re-leasing and/or leasing-related services, or 3% of gross receipts where the Affiliate does not perform leasing, re-leasing and/or leasing-related services for a particular property. For the year ended December 31, 1996, this Affiliate was entitled to leasing, supervisory and property management fees and reimbursements of $308,900. In addition, other Affiliates of the General Partner were entitled to fees, compensation and reimbursements of $76,900 for insurance, personnel, and other miscellaneous services for 1996. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. Of the foregoing amounts, a total of $23,200 was due to Affiliates as of December 31, 1996.

     As of December 31, 1996, $10,000 was due to the General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. Under the terms of the Partnership Agreement, this fee will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment.

     In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. For the year ended December 31, 1996, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Partnership Management Fee.

     In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition and provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1996, the General Partner was allocated a Net (Loss) of $(23,300) which included a (loss) from provision for value impairment of $(27,000).

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Sheli Z. Rosenberg, President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and a director of the General Partner since September 1983, is a Principal of Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. Total legal fees paid to Rosenberg for the year ended December 31, 1996 were $41,700.

(c)  No management person is indebted to the Partnership.

(d)  None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a, c & d) (1, 2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)  Reports on Form 8-K:

     There were no reports filed on Form 8-K for the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FIRST CAPITAL INCOME PROPERTIES, LTD. - X

                           BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                GENERAL PARTNER

Dated:  March 28, 1997     By: /s/        DOUGLAS CROCKER II
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


/s/  SAMUEL ZELL             March 28, 1997       Chairman of the Board and
-----------------------      --------------       Director of the General Partner
     SAMUEL ZELL

/s/  DOUGLAS CROCKER II      March 28, 1997       President, Chief Executive Officer and
-----------------------      --------------       Director of the General Partner
     DOUGLAS CROCKER II

/s/  SHELI Z. ROSENBERG      March 28, 1997       Director of the General Partner
-----------------------      --------------
     SHELI Z. ROSENBERG

/s/  GUS J. ATHAS            March 28, 1997       Senior Vice President
-----------------------      --------------
     GUS J. ATHAS

/s/  NORMAN M. FIELD         March 28, 1997       Vice President - Finance and Treasurer
-----------------------      --------------
     NORMAN M. FIELD

              INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                            Pages
                                                         -----------
Report of Independent Auditors                               A-2

Balance Sheets as of December 31, 1996
 and 1995                                                    A-3

Statements of Partners' Capital for the
 Years Ended December 31, 1996, 1995,
 1994                                                        A-3


Statements of Income and Expenses for
 the Years Ended December 31, 1996,
 1995, 1994                                                  A-4


Statements of Cash Flows for the Years
 Ended December 31, 1996, 1995, 1994                         A-4


Notes to Financial Statements                            A-5 to A-8

SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated
 Depreciation as of December 31, 1996                    A-9 and A-10

All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-32 of the Partnership's definitive Prospectus dated September 25, 1984; Registration Statement
No. 2-92364, filed pursuant to Rule 424(b), is incorporated herein by reference.

EXHIBIT (13)  Annual Report to Security Holders


The 1995 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27)  Financial Data Schedule

                         REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Income Properties, Ltd. - Series X
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Income Properties, Ltd. - Series X as of December 31, 1996 and 1995, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1996, and the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd. - Series X at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                  Ernst & Young LLP


Chicago, Illinois
March 14, 1997

BALANCE SHEETS
December 31, 1996 and 1995
(All dollars rounded to nearest 00s)

                                                        1996         1995
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $ 3,928,400  $ 3,928,400
 Buildings and improvements                           18,171,900   20,551,600
------------------------------------------------------------------------------
                                                      22,100,300   24,480,000
 Accumulated depreciation and amortization            (7,684,100)  (7,099,000)
------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       14,416,200   17,381,000
Cash and cash equivalents                              1,925,700    2,464,100
Investment in debt securities                            496,300
Rents receivable                                         436,000      444,500
Escrow deposits                                           19,600      111,000
Other assets (primarily loan acquisition costs, net
 of accumulated amortization of $221,900 and
 $179,000, respectively)                                  91,000      122,300
------------------------------------------------------------------------------
                                                     $17,384,800  $20,522,900
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                              $11,194,100  $11,998,000
 Accounts payable and accrued expenses                   569,800      549,200
 Due to Affiliates                                        33,200       30,500
 Security deposits                                        22,500       18,500
 Other liabilities                                        38,700       68,100
------------------------------------------------------------------------------
                                                      11,858,300   12,664,300
------------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner (deficit)                               (96,000)     (72,700)
 Limited Partners (43,861 units issued and
  outstanding)                                         5,622,500    7,931,300
------------------------------------------------------------------------------
                                                       5,526,500    7,858,600
------------------------------------------------------------------------------
                                                     $17,384,800  $20,522,900
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1994                           $(243,100) $16,322,400  $16,079,300
Net income (loss) for the year ended
 December 31, 1994                           243,100   (1,192,200)    (949,100)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1994               0   15,130,200   15,130,200
Net (loss) for the year ended December
 31, 1995                                    (72,700)  (7,198,900)  (7,271,600)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1995                                        (72,700)   7,931,300    7,858,600
Net (loss) for the year ended December
 31, 1996                                    (23,300)  (2,308,800)  (2,332,100)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1996                                      $ (96,000) $ 5,622,500  $ 5,526,500
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s except per Unit amounts)

                                           1996         1995         1994
------------------------------------------------------------------------------
Income:
 Rental                                 $ 4,171,600  $ 4,140,500  $ 5,732,000
 Interest                                   128,100      147,600      181,000
------------------------------------------------------------------------------
                                          4,299,700    4,288,100    5,913,000
------------------------------------------------------------------------------
Expenses:
 Interest                                 1,068,700    1,250,100    1,818,100
 Depreciation and amortization              627,900      760,800    1,228,300
 Property operating:
 Affiliates                                 339,400      342,100      347,900
 Nonaffiliates                              845,700      823,800    1,413,900
 Real estate taxes                          529,900      487,400    1,269,700
 Insurance--Affiliate                        55,400       49,100       90,700
 Repairs and maintenance                    362,900      397,200      644,500
 General and administrative:
 Affiliates                                  25,500       37,500       25,800
 Nonaffiliates                               76,400      111,700      135,800
 Loss on disposition of property                                    7,946,000
 Provisions for value impairment          2,700,000    7,300,000      750,000
------------------------------------------------------------------------------
                                          6,631,800   11,559,700   15,670,700
------------------------------------------------------------------------------
Net (loss) before extraordinary gain
 on extinguishment of debt               (2,332,100)  (7,271,600)  (9,757,700)
Extraordinary gain on extinguishment
 of debt                                                            8,808,600
------------------------------------------------------------------------------
Net (loss)                              $(2,332,100) $(7,271,600) $  (949,100)
------------------------------------------------------------------------------
Net (loss) income allocated to General
 Partner                                $   (23,300) $   (72,700) $   243,100
------------------------------------------------------------------------------
Net (loss) allocated to Limited
 Partners                               $(2,308,800) $(7,198,900) $(1,192,200)
------------------------------------------------------------------------------
Net (loss) before extraordinary gain
 on extinguishment of debt allocated
 to Limited Partners per Unit (43,861
 Units outstanding)                     $    (52.64) $   (164.13) $   (220.24)
------------------------------------------------------------------------------
Net (loss) allocated to Limited
 Partners per Unit (43,861 Units
 outstanding)                           $    (52.64) $   (164.13) $    (27.18)
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s)

                                                1996         1995         1994
----------------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss)                                  $(2,332,100) $(7,271,600) $ (949,100)
 Adjustments to reconcile net (loss) to net
  cash provided by operating activities:
 Depreciation and amortization                   627,900      760,800   1,228,300
 Loss on disposition of property                                        7,946,000
 Provisions for value impairment               2,700,000    7,300,000     750,000
 Extraordinary gain on extinguishment of
  debt                                                                 (8,808,600)
 Changes in assets and liabilities:
  Decrease in restricted cash                                  37,500     223,600
  Decrease in rents receivable                     8,500       49,300     197,900
  Decrease (increase) in prepaid expenses                      12,500      (6,500)
  Decrease (increase) in other assets              5,400      (72,700)    (80,300)
  Increase (decrease) in accounts payable
   and accrued expenses                           20,600      (63,100)       (200)
  Increase (decrease) in due to Affiliates         2,700       (8,800)    (12,900)
  (Decrease) increase in other liabilities       (29,400)      16,600     (11,200)
----------------------------------------------------------------------------------
   Net cash provided by operating
    activities                                 1,003,600      760,500     477,000
----------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital expenditures              (320,300)    (672,100)   (418,300)
 (Increase) in investments in debt
  securities                                    (496,300)
 Decrease (increase) in escrow deposits           91,400      (71,200)
----------------------------------------------------------------------------------
   Net cash (used for) investing activities     (725,200)    (743,300)   (418,300)
----------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from issuance of mortgage loans
  payable                                                   8,500,000
 Advance on mortgage loan payable                                       1,182,700
 Principal payments on mortgage loans
  payable                                       (803,900)  (7,150,600) (4,889,000)
 Payment of loan extension costs                 (16,900)
 Cash paid on disposition of property                                     (49,500)
 Increase (decrease) in security deposits          4,000        5,200    (262,300)
----------------------------------------------------------------------------------
   Net cash (used for) provided by
    financing activities                        (816,800)   1,354,600  (4,018,100)
----------------------------------------------------------------------------------
Net (decrease) increase in cash and cash
 equivalents                                    (538,400)   1,371,800  (3,959,400)
Cash and cash equivalents at the beginning
 of the year                                   2,464,100    1,092,300   5,051,700
----------------------------------------------------------------------------------
Cash and cash equivalents at the end of the
 year                                        $ 1,925,700  $ 2,464,100  $1,092,300
----------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the year               $ 1,074,300  $ 1,300,400  $1,343,700
----------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

                FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES X
NOTES TO FINANCIAL STATEMENTS
December 31, 1996

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

Commercial rental properties held for investment are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Upon classifying a commercial rental property as held for disposition, no further depreciation or amortization of such property is provided in the financial statements. Lease acquisition fees are recorded at cost and amortized on straight-line method over the life of each respective lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated on the straight-line method over the estimated life of such improvements.

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets is impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard also addressed the accounting for long-lived assets to be disposed of. Evaluation of the potential impairment of the value of the Partnership's assets is performed on an individual property basis. The Partnership had provided for provisions for properties affected during the current year. For further information, see Note 9.

Loan acquisition costs are amortized over the term of the note issued under the mortgage loan made in connection with the acquisition of Partnership properties or refinancing of Partnership loans. When a property is disposed of or a loan is refinanced, the related loan acquisition costs and accumulated amortization are removed from the respective accounts and any unamortized balance is expensed.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

Investments in debt securities are comprised of obligations of the United States government totaling $496,300 and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements which approximates fair market value. All of these securities had a maturity of less than one year when purchased.

The Partnership's financial statements include financial instruments, including receivables, escrow deposits, mortgage debt and trade liabilities. The Partnership considers the disclosure of the fair value of its mortgage debt to be impracticable due to the general illiquid nature of the real estate financing market and an inability to obtain comparable financing on certain properties due to declines in market value. The fair value of financial instruments including cash and cash equivalents, included in the financial statements, was not materially different from their carrying value at December 31, 1996 and 1995.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement), as a Partnership

                FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES X
Management Fee. For the year ended December 31, 1996, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Partnership Management Fee.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition and provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition of Partnership properties or provisions for value impairment are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1996, the General Partner was allocated a Net (Loss) of $(23,300) which included a (loss) from a provision for value impairment of $(27,000). For the year ended December 31, 1995, the General Partner was allocated a Net (Loss) of $(72,700) which included a (loss) from provisions for value impairment of $(73,000). For the year ended December 31, 1994, the General Partner was allocated a Net Profit of $243,100, which included a (loss) from the disposition of Partnership property of $(79,500), an extraordinary gain on extinguishment of debt of $340,700 and a (loss) from a provision for value impairment of $(7,500).

Fees and reimbursements paid and payable by the Partnership to Affiliates were as follows:

                                     For the years ended December 31,
                            --------------------------------------------------
                                  1996             1995             1994
                            ---------------- ---------------- ----------------
                              Paid   Payable   Paid   Payable   Paid   Payable
------------------------------------------------------------------------------
Real estate commission (a)      None $10,000     None $10,000     None $10,000
Property management and
 leasing fees               $302,800  21,500 $310,100  15,400 $319,500  24,900
Reimbursements of property
 insurance premiums, at
 cost                         55,400    None   49,100    None   87,000    None
Reimbursements of
 expenses, at cost:
 --Accounting                 19,800   1,500   17,600   4,200   18,600   3,300
 --Investor communication      5,100     200    8,400     900    6,800   1,100
 --Legal                      41,700    None   78,500    None   59,700    None
------------------------------------------------------------------------------
                            $424,800 $33,200 $463,700 $30,500 $491,600 $39,300
------------------------------------------------------------------------------

(a) As of December 31, 1996, the Partnership owed $10,000 to the General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. In accordance with the Partnership Agreement, the Partnership shall not pay the General Partner or any Affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

3. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 1996 was as follows:

                    1997        $ 2,131,800
                    1998          2,063,900
                    1999          1,951,800
                    2000          1,844,200
                    2001          1,367,500
                    Thereafter    3,815,800
                             --------------
                                $13,175,000
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1996, 1995 and 1994 were $192,900, $249,300 and $107,400, respectively.

4. ESCROW DEPOSITS:

Escrow deposits in the amount of $19,600 as of December 31, 1996 represented the Partnership's share of an amount being held by the mortgage holder of the Glendale Center Shopping Mall as reserves to pay for capital expenditures such as building and tenant improvement and leasing costs.

                FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES X

5. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at December 31, 1996 and 1995 consisted of the following non-recourse loans:

                            Principal Balance at                               Monthly   Estimated
Property Pledged           -----------------------    Average                  Periodic   Balloon
as Collateral (a)           12/31/96    12/31/95   Interest Rate Maturity Date Payment  Payment (b)
 --------------------------------------------------------------------------------------------------
 Glendale Center Shopping
  Mall (c)                 $ 7,339,500 $ 8,039,400     9.97%(d)      1/1/99      (c)    $6,045,800
 Regency Park Shopping
  Center (e)                 3,854,600   3,958,600     7.50%       12/31/97      (e)        (e)
 --------------------------------------------------------------------------------------------------
                           $11,194,100 $11,998,000
 --------------------------------------------------------------------------------------------------

(a) Each property is owned through a joint venture. Amounts represent the Partnership's share of the liability and not the total amount by which the property is encumbered.
(b) The repayment will require either sale or refinancing of the respective property.
(c) The interest rate on this loan is variable at LIBOR plus 4.5%, with interest payable monthly. Monthly payments of principal are based on an 11-year amortization with an interest rate of 9.5%. The joint venture is required to pay annually additional principal equal to 50% of net cash flow (pursuant to the loan agreement) from the property for each prior calendar year by March 31 of the following year. Additionally, certain debt coverage requirements (pursuant to the loan agreement) must be met each quarter and deficiencies in reaching benchmarks will require additional principal amortization payments. The additional principal payment that the joint venture is required to pay in 1997 for the 1996 calendar year is $250,800 of which the Partnership's share was $125,400. The payment made in 1996 for the 1995 calendar year was $387,400, of which the Partnership's share was $193,700.
(d) This represents the weighted average interest rate for the year ended December 31, 1996. The interest rate is subject to change in accordance with the provisions within the loan agreement. As of December 31, 1996, the interest rate on the Glendale loan was 10.0937%.
(e) The joint venture which owns Regency, in which the Partnership owns a 25% interest with Affiliated partnerships, executed an agreement with the mortgage lender to modify the terms of the mortgage loan collateralized by Regency. Significant terms of this agreement, which were retroactive to January 1, 1996, include: 1) an extension of the maturity date to December 31, 1997; 2) monthly principal and interest payments based on a 23-year amortization schedule with a per annum interest rate of 7.5% and 3) net property cash flow (as defined in the agreement), if any, after deducting scheduled principal and interest payments, approved capital and tenant improvements and leasing commissions, is required to be deposited into a non-interest bearing reserve account maintained by the lender to be used for capital and tenant improvements, leasing commissions and operating deficits of Regency.

Principal amortization of mortgage loans payable for each of the next three years as of December 31, 1996 is as follows:

                    1997  $ 4,536,500
                    1998      611,800
                    1999    6,045,800
                          -----------
                          $11,194,100
                          -----------

6. INCOME TAX:

The Partnership utilizes the accrual basis of accounting for both tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income and the Partnership's provisions for value impairment. The net effect of these accounting differences for the year ended December 31, 1996, was that the net
(loss) for financial statement purposes was $2,050,900 greater than the net
(loss) for tax reporting purposes. The aggregate cost of commercial rental properties for Federal income tax purposes at December 31, 1996 was $34,350,300.

7. PROPERTY DISPOSITION:

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

                FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES X
8. ASSET HELD FOR DISPOSITION:

During 1996, the Partnership modified its mortgage obligation on the loan secured by Regency. Among other provisions, the modification provides for a maturity date of December 31, 1997. The Partnership is marketing Regency for sale and expects to complete a sale transaction prior to December 31, 1997. Accordingly, the Partnership is classifying Regency as "Held for Disposition". The Partnership's carrying basis, net of accumulated depreciation and amortization, of Regency on the Balance Sheet as of December 31, 1996 was $3,875,800 and does not exceed the estimated fair value, less costs to sell. The Partnership's share of net income (loss) (exclusive of provisions for value impairment) of Regency, included in the Statements of Income and Expenses for the years ended December 31, 1996, 1995 and 1994 was $10,500, $(70,200) and
$(163,100), respectively. For more information on the provisions for value impairment recorded on Regency see Note 9.

9. PROVISIONS FOR VALUE IMPAIRMENT:

Due to the depressed economic environment in the retail industry, regional factors affecting the Partnership's properties, the uncertainty with respect to the significant anchor tenants and other matters relating specifically to certain of the Partnership's properties, there is uncertainty as to the Partnership's ability to recover the net carrying value of certain of its properties during the remaining estimated holding periods. Accordingly, it was deemed appropriate to reduce the bases of such properties in the Partnership's financial statements during the years ended December 31, 1996, 1995 and 1994. The provisions for value impairment were considered non-cash events for the purposes of the Statements of Cash Flow and were not utilized in the determination of Cash Flows (as defined in the Partnership Agreement).

The following is a summary of the provisions for value impairment reported by the Partnership for the years ended December 31, 1996, 1995 and 1994:

                  Property            1996       1995      1994
                 ------------------------------------------------
            Glendale Center
             Shopping Mall         $2,700,000 $6,300,000
            Regency Park Shopping
             Center                            1,000,000 $750,000
                 ------------------------------------------------
                                   $2,700,000 $7,300,000 $750,000
                 ------------------------------------------------

The provisions for value impairment were material fourth quarter adjustments pursuant to Accounting Principles Board Opinion No. 28, "Interim Financial Reporting". No other material adjustments were made in the fourth quarters.

               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1996


      Column A            Column B             Column C                      Column D
--------------------    -----------    --------------------------    -------------------------
                                              Initial cost               Costs capitalized
                                             to Partnership          subsequent to acquisition
                                       --------------------------    -------------------------
                                                      Buildings
                          Encum-                         and                         Carrying
    Description           brances         Land       Improvements    Improvements    Costs (1)
--------------------    -----------    ----------    ------------    ------------    ---------
Shopping Centers:

Glendale Center
  Shopping Mall
  (Indianapolis, IN)
  (50% Interest) (4)    $ 7,339,500    $4,932,600     $18,556,900     $2,349,400     $  67,600

Regency Park
  Shopping Center
  (Jacksonville, FL)
  (25% Interest) (9)      3,854,600     2,062,600       6,158,200        133,400        89,600
                        -----------    ----------     -----------     ----------     ---------
                        $11,194,100    $6,995,200     $24,715,100     $2,482,800     $ 157,200
                        ===========    ==========     ===========     ==========     =========


      Column A                             Column E                       Column F     Column G     Column H      Column I
--------------------    ---------------------------------------------    ----------    ---------    --------    ------------
                                                                                                                  Life on
                                   Gross amount at which                                                           which
                                 carried at close of period                                                      deprecia-
                        ---------------------------------------------      Accumu-                              tion in lat-
                                       Buildings                            lated       Date of                  est income
                                          and                             Deprecia-    construc-      Date       statements
    Description            Land       Improvements     Total (2)(3)       tion (2)       tion       Acquired    is computed
--------------------    ----------    ------------    ---------------    ----------    ---------    --------    ------------

Shopping Centers:

Glendale Center
  Shopping Mall
  (Indianapolis, IN)                                                                                                 35(7)
  (50% Interest) (4)    $2,887,600     $14,018,900    $16,906,500 (5)    $6,366,100     1985 (6)      5/85         3-13(8)

Regency Park
  Shopping Center
  (Jacksonville, FL)                                                                                                 35(7)
  (25% Interest) (9)     1,040,800       4,153,000      5,193,800 (10)    1,318,000     1985          2/88          1-5(8)
                        ----------     -----------    -----------        ----------
                        $3,928,400     $18,171,900    $22,100,300        $7,684,100
                        ==========     ===========    ===========        ==========

                 See accompanying notes on the following page.

               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X

                             NOTES TO SCHEDULE III

Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 2.   The following is a reconciliation of activity in columns E and F:

                                          December 31, 1996            December 31, 1995            December 31, 1994
                                      --------------------------   --------------------------   ---------------------------
                                                    Accumulated                  Accumulated                   Accumulated
                                          Cost      Depreciation       Cost      Depreciation       Cost       Depreciation
                                      -----------   ------------   -----------   ------------   ------------   ------------
Balance at beginning of the year      $24,480,000    $7,099,000    $31,107,900    $6,379,100    $ 48,541,500    $10,268,000

Additions during the year:
    Improvements                          320,300                      672,100                       418,300
    Provisions for depreciation                         585,100                      719,900                      1,185,800
Deductions during the year:
    Cost of real estate sold or
      disposed                                                                                   (17,101,900)
    Accumulated depreciation on
      real estate sold or disposed                                                                               (5,074,700)
    Provisions for value
      impairments                      (2,700,000)                  (7,300,000)                     (750,000)
                                      -----------    ----------    -----------    ----------    ------------    -----------
Balance at end of the year            $22,100,300    $7,684,100    $24,480,000    $7,099,000    $ 31,107,900    $ 6,379,100
                                      ===========    ==========    ===========    ==========    ============    ===========

Note 3.   The aggregate cost for Federal income tax purposes was $34,350,300.

Note 4. A parcel of land at Glendale Center Shopping Mall was sold on October 9, 1992. The basis of the land was approximately $59,400.

Note 5.   Includes provisions for value impairment of $9,000,000.

Note 6.   Renovated in 1983 and 1984.

Note 7.   Estimated useful life of building.

Note 8.   Estimated useful life of improvements.

Note 9. A parcel of land at Regency Park Shopping Center was sold on March 1, 1993. The basis of the land was approximately $97,500.

Note 10.  Includes provisions for value impairment of $3,250,000.