Form 10-Q
period 1997-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 1997-05-15
CIK 750301

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the period ended                    March 31, 1997
                           -----------------------------------------------------
                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                      to
                                   ---------------------   ---------------------

    Commission File Number                      0-14121
                           -----------------------------------------------------


               First Capital Income Properties, Ltd. - Series X
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                              59-2417973
-------------------------------                            ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


Two North Riverside Plaza, Suite 1100, Chicago, Illinois        60606-2607
--------------------------------------------------------   ---------------------
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      March 31,
                                                        1997      December 31,
                                                     (Unaudited)      1996
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $ 3,928,400  $ 3,928,400
 Buildings and improvements                           18,171,900   18,171,900
------------------------------------------------------------------------------
                                                      22,100,300   22,100,300
Accumulated depreciation and amortization             (7,802,600)  (7,684,100)
------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       14,297,700   14,416,200
Cash and cash equivalents                              2,620,800    1,925,700
Investment in debt securities                                         496,300
Rents receivable                                         483,700      436,000
Escrow deposits                                           41,600       19,600
Other assets (primarily loan acquisition costs, net
 of accumulated amortization of $231,800 and
 $221,900, respectively)                                  85,600       91,000
------------------------------------------------------------------------------
                                                     $17,529,400  $17,384,800
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                              $10,917,100  $11,194,100
 Accounts payable and accrued expenses                   713,700      569,800
 Due to Affiliates                                        26,200       33,200
 Security deposits                                        19,800       22,500
 Other liabilities                                       246,900       38,700
------------------------------------------------------------------------------
                                                      11,923,700   11,858,300
------------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                               (95,200)     (96,000)
 Limited Partners (43,861 units issued and
  outstanding)                                         5,700,900    5,622,500
------------------------------------------------------------------------------
                                                       5,605,700    5,526,500
------------------------------------------------------------------------------
                                                     $17,529,400  $17,384,800
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1996                                       $(72,700) $ 7,931,300  $ 7,858,600
Net (loss) for the year ended December 31,
 1996                                        (23,300)  (2,308,800)  (2,332,100)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1996                                        (96,000)   5,622,500    5,526,500
Net income for the quarter ended March 31,
 1997                                            800       78,400       79,200
-------------------------------------------------------------------------------
Partners' (deficit) capital, March 31,
 1997                                       $(95,200) $ 5,700,900  $ 5,605,700
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997       1996
------------------------------------------------------------------------
Income:
 Rental                                            $1,042,700 $1,044,900
 Interest                                              31,200     33,000
------------------------------------------------------------------------
                                                    1,073,900  1,077,900
------------------------------------------------------------------------
Expenses:
 Interest                                             254,100    275,600
 Depreciation and amortization                        128,400    152,900
 Property operating:
  Affiliates                                           30,600     76,600
  Nonaffiliates                                       289,300    203,400
 Real estate taxes                                    130,900    117,900
 Insurance--Affiliate                                  14,900     13,900
 Repairs and maintenance                              120,200    100,400
 General and administrative:
  Affiliates                                            2,500      9,000
  Nonaffiliates                                        23,800     32,600
------------------------------------------------------------------------
                                                      994,700    982,300
------------------------------------------------------------------------
Net income                                         $   79,200 $   95,600
------------------------------------------------------------------------
Net income allocated to General Partner            $      800 $    1,000
------------------------------------------------------------------------
Net income allocated to Limited Partners           $   78,400 $   94,600
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (43,861 Units outstanding)                        $     1.79 $     2.16
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1997        1996
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $   79,200  $   95,600
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                              128,400     152,900
  Changes in assets and liabilities:
   (Increase) in rents receivable                            (47,700)    (48,100)
   (Increase) decrease in other assets                        (4,500)        700
   Increase in accounts payable and accrued expenses         143,900      83,600
   (Decrease) increase in due to Affiliates                   (7,000)     15,000
   Increase in other liabilities                             208,200       1,300
---------------------------------------------------------------------------------
    Net cash provided by operating activities                500,500     301,000
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                           (201,200)
 Decrease in investments in debt securities                  496,300
 (Increase) decrease in escrow deposits                      (22,000)     74,900
---------------------------------------------------------------------------------
    Net cash provided by (used for) investing activities     474,300    (126,300)
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans payable               (277,000)   (369,900)
 (Decrease) increase in security deposits                     (2,700)        200
---------------------------------------------------------------------------------
    Net cash (used for) financing activities                (279,700)   (369,700)
---------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         695,100    (195,000)
Cash and cash equivalents at the beginning of the period   1,925,700   2,464,100
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $2,620,800  $2,269,100
---------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                          $  254,000  $  254,400
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1997

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

The Partnership evaluates its rental property when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from such property is less than its carrying basis. Upon determination that a permanent impairment has occurred, the rental property is reduced to estimated fair value. Management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

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

Certain reclassifications have been made to the previously reported 1996 statements in order to provide comparability with the 1997 statements. These reclassifications had no effect on net income or Partners' (deficit) capital.

Reference is made to the Partnership's annual report for the year ended December 31, 1996 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. For the three months ended March 31, 1997 and 1996, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Partnership Management Fee.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition and provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarters ended March 31, 1997 and 1996, the General Partner was allocated Net Profits of $800 and $1,000, respectively.

Fees and reimbursements paid and payable/(receivable) by the Partnership to/(from) Affiliates during the quarter ended March 31, 1997 were as follows:

                                                                 Payable
                                                        Paid   (Receivable)
----------------------------------------------------------------------------
Property and asset management and leasing fees (a)     $38,000     $ (1,000)
Reimbursement of property insurance premiums, at cost     None       14,900
Real estate commission (b)                                None       10,000
Reimbursement of expenses, at cost:
 --Accounting                                            1,400        2,000
 --Investor communication                                  400          300
 --Legal                                                16,000         None
----------------------------------------------------------------------------
                                                       $55,800     $ 26,200
----------------------------------------------------------------------------

(a) Effective December 31, 1996, the Affiliate providing property management and certain leasing services to the Partnership's properties, sold its interest in the property management agreements to an unrelated party. The payments included in the above table relate to asset management fees and prior period property management fees.
(b) As of March 31, 1997, the Partnership owed $10,000 to the General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. In accordance with the Partnership Agreement, the Partnership shall not pay the General Partner or any Affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

3. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at March 31, 1997 and December 31, 1996 consisted of the following non-recourse loans:

                          Partnership's Share of
                           Principal Balance at   Average
  Property Pledged as     ----------------------- Interest   Maturity
       Collateral           3/31/97    12/31/96     Rate       Date
---------------------------------------------------------------------
Glendale Center Shopping
 Mall (50%)               $ 7,079,800 $ 7,339,500   9.98%(a)   1/1/99
Regency Park Shopping
 Center (25%)               3,837,300   3,854,600   7.50%    12/31/97
---------------------------------------------------------------------
                          $10,917,100 $11,194,100
---------------------------------------------------------------------

(a) This interest rate represents the weighted average for the three months ended March 31, 1997. This interest rate is subject to monthly change in accordance with the provisions of the loan agreement. As of March 31, 1997, the interest rate on this loan was 9.94%.

For additional information regarding the mortgage loans payable, see Notes to the Financial Statements included in the Partnership's Annual Report for the year ended December 31, 1996.

4. ASSET HELD FOR DISPOSITION:

During 1996, the Partnership modified its mortgage obligation on the loan secured by Regency Park Shopping Center ("Regency"). Among other provisions, the modification provides for a maturity date of December 31, 1997. The Partnership is marketing Regency for sale and expects to complete a sale transaction prior to December 31, 1997. Accordingly, the Partnership has classified Regency as "Held for Disposition". The Partnership's carrying basis, net of accumulated depreciation and amortization, of Regency on the Balance Sheet as of March 31, 1997 was $3,875,800 and does not exceed the estimated fair value, less costs to sell. The Partnership's share of net income (loss) of Regency, included in the Statements of Income and Expenses for the three months ended March 31, 1997 and 1996 was $52,100 and $(5,200), respectively. The 1996 loss includes depreciation and amortization of $28,100. In connection with classifying Regency as "Held for Disposition", no depreciation or amortization was recorded against the property during 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1996 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its remaining properties for the quarters ended March 31, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                               Comparative
                            Operating Results
                                   (a)
                             For the Quarters
                                  Ended
                             3/31/97  3/31/96
-----------------------------------------------
GLENDALE CENTER SHOPPING MALL (50%)
Rental revenues             $ 869,000 $895,400
-----------------------------------------------
Property net income         $  22,100 $109,500
-----------------------------------------------
Average occupancy                 91%      91%
-----------------------------------------------
REGENCY PARK SHOPPING CENTER (25%)
Rental revenues             $ 173,700 $149,400
-----------------------------------------------
Property net income (loss)  $  52,100 $ (5,200)
-----------------------------------------------
Average occupancy                 92%      87%
-----------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as Partnership interest income and general and administrative expenses.

Net income decreased by $16,400 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The decrease was primarily due to diminished operating results at Glendale Center Shopping Mall ("Glendale"). Partially offsetting the decrease was the improved operating results at Regency Park Shopping Center ("Regency"), which was partially the result of the 1997 absence of depreciation and amortization due to the property's classification as "Held for Disposition". In addition, the decrease was partially offset by a decrease in general and administrative expenses which was due to a decrease in accounting fees, personnel costs and legal fees.

Rental revenues decreased by $2,200 for the three-month periods under comparison. The decrease was primarily due to a decrease in percentage rental income at Glendale which was due to diminished sales of its tenants. The decrease was substantially offset by an increase in base rents and tenant reimbursements for real estate taxes at Regency which was the result of an increase in average occupancy.

Property operating expenses increased by $39,900 for the three-month periods under comparison. The increase was primarily the result of increases in advertising, utility and professional service costs at Glendale. The increase in professional services was due to costs related to evaluating the market conditions to explore the potential for sale of the property.

Repairs and maintenance expenses increased by $19,800 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The increase was primarily due to increases in snow removal and energy plant expenses at Glendale and in landscaping costs at Regency.

Real estate tax expense increased by $13,000 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The increase was primarily the result of a budgeted increase in real estate taxes at Glendale.

Interest expense decreased by $21,500 for the periods under comparison. The decrease was primarily due to the effects of principal payments made during the past 15 months on the Partnership's mortgage loans.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of property brochures; 2) promotion of local broker events and networking with local brokers; 3) networking with national level retailers; 4) cold-calling other businesses and tenants in the market area; and 5) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its properties. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to net cash provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

                                                          Comparative
                                                       Cash Flow Results
                                                       For the Quarters
                                                             Ended
                                                       3/31/97    3/31/96
---------------------------------------------------------------------------
Cash Flow (Deficit) (as defined in the Partnership
 Agreement)                                           $ (69,400) $(81,500)
Items of reconciliation:
 Principal payments on mortgage loans                   277,000    330,000
 (Increase) in current assets                           (52,200)   (47,400)
 Increase in current liabilities                        345,100     99,900
---------------------------------------------------------------------------
Net cash provided by operating activities             $ 500,500  $ 301,000
---------------------------------------------------------------------------
Net cash provided by (used for) investing activities  $ 474,300  $(126,300)
---------------------------------------------------------------------------
Net cash (used for) financing activities              $(279,700) $(369,700)
---------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The decrease in Cash Flow (Deficit) (as defined in the Partnership Agreement) of $12,100 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996 was primarily due to decreased principal payments on the Partnership's mortgage debt partially offset by the decrease in operating results, net of depreciation and amortization, as previously discussed.

The increase in the Partnership's cash position of $695,100 during the three months ended March 31, 1997 was primarily the result of net cash provided by operating activities and the maturities of the Partnership's investments in debt securities exceeding cash used for principal payments on mortgage debt. Liquid assets of the Partnership as of March 31, 1997 were comprised of amounts held for working capital purposes.

The increase in net cash provided by operating activities of $199,500 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996 was primarily the result of the receipt of real estate tax refunds at Glendale. Partially offsetting this increase was the decrease in operating results, as previously discussed.

Net cash (used for) provided by investing activities changed from $(126,300) for the three months ended March 31, 1996 to $474,300 for the three months ended March 31, 1997. The change was primarily the result of the maturity of the Partnership's investments in debt securities. Also contributing to this change was a decrease in expenditures for capital and tenant improvements and leasing costs at the Partnership's properties. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the three months periods ended March 31, 1997, the Partnership made no expenditures for building and tenant improvements and has budgeted to spend approximately $550,000 on Glendale during the remainder of 1997. In connection with the anticipated sale of Regency, no capital expenditures are expected during the remainder of 1997. Actual amounts expended may vary depending on a number of factors.

As more fully discussed in the Partnership's Annual Report for the year ended December 31, 1996, the future tenancy level at Glendale is uncertain. The potential loss of one or both of its anchor tenants at their lease termination dates (January 2001) would have a dramatic negative impact on the operations of the property. The General Partner is exploring alternatives for Glendale, which include, but are not limited to, pursuing other tenants and the sale of the property.

Net cash used for financing activities decreased by $90,000 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The decrease was primarily the result of the 1996 annual cash flow principal payment made in March 1997 on the mortgage loan collateralized by Glendale being less than the comparable 1995 payment made in March 1996. The mortgage loan collateralized by Glendale contains provisions that require that a portion of the cash generated by Glendale be utilized to reduce the outstanding mortgage balance.

As a result of the future tenancy matters of Glendale together with the cash required by its mortgage loan, both referred to above, the General Partner believes that it is in the best interest of the Partnership to retain all cash available. Accordingly, distributions to Partners continue to be suspended. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. There can be no assurance as to the amount and/or availability of cash for future distributions to Partners.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be significantly less than such Limited Partners' original Capital Investment.

                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

        (a) Exhibits:  None

        (b) Reports on Form 8-K:

            There were no reports filed on Form 8-K during the quarter ended March 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X


                               By:  FIRST CAPITAL CORPORATION
                                    GENERAL PARTNER

Date: May 15, 1997             By:  /s/  DOUGLAS CROCKER II
      ------------                  -------------------------------------
                                         DOUGLAS CROCKER II
                                    President and Chief Executive Officer

Date: May 15, 1997             By:  /s/  NORMAN M. FIELD
      ------------                  -------------------------------------
                                         NORMAN M. FIELD
                                    Vice President - Finance and Treasurer