Form 10-Q
period 1997-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 1997-08-13
CIK 750301

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                         June 30, 1997
                                    --------------------------------------------

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



               First Capital Income Properties, Ltd. - Series X
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Florida                                              59-2417973
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 1100, Chicago, Illinois         60606-2607
--------------------------------------------------------     -------------------
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      June 30,
                                                        1997      December 31,
                                                     (Unaudited)      1996
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $ 2,887,600  $ 3,928,400
 Buildings and improvements                           14,018,900   18,171,900
------------------------------------------------------------------------------
                                                      16,906,500   22,100,300
Accumulated depreciation and amortization             (6,596,300)  (7,684,100)
------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       10,310,200   14,416,200
Cash and cash equivalents                              3,742,200    1,925,700
Investment in debt securities                                         496,300
Rents receivable                                         422,500      436,000
Escrow deposits                                           53,600       19,600
Other assets (primarily loan acquisition costs, net
 of accumulated amortization of $198,700 and
 $179,000, respectively)                                  66,200       91,000
------------------------------------------------------------------------------
                                                     $14,594,700  $17,384,800
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                              $ 6,988,500  $11,194,100
 Accounts payable and accrued expenses                   581,300      569,800
 Due to Affiliates                                        21,600       33,200
 Security deposits                                         7,100       22,500
 Other liabilities                                       227,400       38,700
------------------------------------------------------------------------------
                                                       7,825,900   11,858,300
------------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                               (83,600)     (96,000)
 Limited Partners (43,861 units issued and
  outstanding)                                         6,852,400    5,622,500
------------------------------------------------------------------------------
                                                       6,768,800    5,526,500
------------------------------------------------------------------------------
                                                     $14,594,700  $17,384,800
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
-------------------------------------------------------------------------------
Partners' capital, January 1, 1996          $(72,700) $ 7,931,300  $ 7,858,600
Net (loss) for the year ended December 31,
 1996                                        (23,300)  (2,308,800)  (2,332,100)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1996                                        (96,000)   5,622,500    5,526,500
Net income for the six
 months ended June 30, 1997                   12,400    1,229,900    1,242,300
-------------------------------------------------------------------------------
Partners' (deficit) capital, June 30, 1997  $(83,600) $ 6,852,400  $ 6,768,800
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997       1996
------------------------------------------------------------------------
Income:
 Rental                                            $1,144,700 $1,098,300
 Interest                                              39,500     31,200
 Gain on sale of Property                             764,800
------------------------------------------------------------------------
                                                    1,949,000  1,129,500
------------------------------------------------------------------------
Expenses:
 Interest                                             240,900    266,000
 Depreciation and amortization                        121,600    150,500
 Property operating:
  Affiliates                                            7,400     77,500
  Nonaffiliates                                       217,600    189,200
 Real estate taxes                                     63,700    139,200
 Insurance--Affiliate                                  11,500     13,800
 Repairs and maintenance                               88,300     86,400
 General and administrative:
  Affiliates                                            4,700      7,200
  Nonaffiliates                                        30,200     25,100
------------------------------------------------------------------------
                                                      785,900    954,900
------------------------------------------------------------------------
Net income                                         $1,163,100 $  174,600
------------------------------------------------------------------------
Net income allocated to General Partner            $   11,600 $    1,700
------------------------------------------------------------------------
Net income allocated to Limited Partners           $1,151,500 $  172,900
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (43,861 Units outstanding)                        $    26.25 $     3.94
------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997       1996
------------------------------------------------------------------------
Income:
 Rental                                            $2,187,400 $2,143,200
 Interest                                              70,700     64,200
 Gain on sale of property                             764,800
------------------------------------------------------------------------
                                                    3,022,900  2,207,400
------------------------------------------------------------------------
Expenses:
 Interest                                             495,000    541,600
 Depreciation and amortization                        250,000    303,400
 Property operating:
  Affiliates                                           38,000    154,100
  Nonaffiliates                                       506,900    392,600
 Real estate taxes                                    194,600    257,100
 Insurance--Affiliate                                  26,400     27,700
 Repairs and maintenance                              208,500    186,800
 General and administrative:
  Affiliates                                            7,200     16,200
  Nonaffiliates                                        54,000     57,700
------------------------------------------------------------------------
                                                    1,780,600  1,937,200
------------------------------------------------------------------------
Net income                                         $1,242,300 $  270,200
------------------------------------------------------------------------
Net income allocated to General Partner            $   12,400 $    2,700
------------------------------------------------------------------------
Net income allocated to Limited Partners           $1,229,900 $  267,500
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (43,861 Units outstanding)                        $    28.04 $     6.10
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1997         1996
----------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $ 1,242,300  $  270,200
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                               250,000     303,400
  (Gain) on sale of Property                                 (764,800)
  Changes in assets and liabilities:
   Decrease (increase) in rents receivable                     13,500     (20,500)
   (Increase) decrease in other assets                         (7,500)        400
   Increase in accounts payable and accrued expenses           11,500      62,400
   (Decrease) in due to Affiliates                            (11,600)     (4,700)
   Increase (decrease) in other liabilities                   188,700     (59,400)
----------------------------------------------------------------------------------
    Net cash provided by operating activities                 922,100     551,800
----------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                            (134,900)
 Decrease in investments in debt securities                   496,300
 Proceeds from sale of Property                             4,653,000
 (Increase) decrease in escrow deposits                       (34,000)     66,600
----------------------------------------------------------------------------------
    Net cash provided by (used for) investing activities    5,115,300     (68,300)
----------------------------------------------------------------------------------
Cash flows from financing activities:
 Repayment of mortgage loan payable                        (3,819,700)
 Principal payments on mortgage loans payable                (385,800)   (469,200)
 Loan acquisition costs incurred                                           (1,600)
 (Increase) decrease in security deposits                     (15,400)        900
----------------------------------------------------------------------------------
    Net cash (used for) financing activities               (4,220,900)   (469,900)
----------------------------------------------------------------------------------
Net increase in cash and cash equivalents                   1,816,500      13,600
Cash and cash equivalents at the beginning of the period    1,925,700   2,464,100
----------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $ 3,742,200  $2,477,700
----------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                          $   435,700  $  510,400
----------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1997

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

Commercial rental property is recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Lease acquisition fees are recorded at cost and amortized on the straight-line method over the life of each respective lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated on the straight-line method over the estimated life of such improvements.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition and provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale or disposition of Partnership properties are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and six months ended June 30, 1997, the General Partner was allocated Net Profits of $11,600 and $12,400, respectively, which included a gain on the sale of property of $7,600. The General Partner was allocated 1% of the gain on the sale of property due to the fact that the gain represented a partial recovery of the loss on provisions for value impairment taken in prior periods which were allocated 1% to the General Partner and 99% to the Limited Partners.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1997 were as follows:


                                                         Paid
                                                  ------------------
                                                  Quarter Six Months Payable
----------------------------------------------------------------------------
Property management and leasing fees (a)          $ 5,100    $43,100 $   100
Reimbursement of property insurance premiums, at
 cost                                              15,900     15,900  10,500
Real estate commission (b)                           None       None  10,000
Reimbursement of expenses, at cost:
 --Accounting                                       3,900      5,300     700
 --Investor communication                           1,500      1,900     300
 --Legal                                            1,800     17,800    None
----------------------------------------------------------------------------
                                                  $28,200    $84,000 $21,600
----------------------------------------------------------------------------

(a) Effective December 31, 1996, the Affiliate providing property management and certain leasing services to the Partnership's properties, sold its interest in the property management agreements to an unrelated party. The payments included in the above table relate to asset management fees and prior period property management fees.
(b) As of June 30, 1997, the Partnership owed $10,000 to the General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. In accordance with the Partnership Agreement, the Partnership shall not pay the General Partner or any affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment from the initial investment date.

3. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at June 30, 1997 and December 31, 1996 consisted of the following non-recourse loans:

                                     Partnership's Share of
                                      Principal Balance at   Average
                                     ---------------------- Interest  Maturity
  Property Pledged as Collateral      6/30/97    12/31/96     Rate      Date
------------------------------------------------------------------------------
Glendale Center Shopping Mall (50%)  $6,988,500 $ 7,339,500 10.09%(a)  1/1/99
Regency Park Shopping Center (25%)      (b)       3,854,600    (b)      (b)
------------------------------------------------------------------------------
                                     $6,988,500 $11,194,100
------------------------------------------------------------------------------

(a) This interest rate represents the weighted average for the six months ended June 30, 1997. This interest rate is subject to monthly change in accordance with the provisions of the loan agreement. As of June 30, 1997, the interest rate on this loan was 10.19%.
(b) The joint venture which owns Regency, in which the Partnership has a 25% interest with Affiliated partnerships, repaid the mortgage collateralized by Regency with proceeds generated from its sale. For further information regarding the sale see Note 4.

For additional information regarding the mortgage loans payable, see Notes to the Financial Statements included in the Partnership's Annual Report for the year ended December 31, 1996.

4. PROPERTY SALE:

On June 16, 1997, a joint venture in which the Partnership has a 25% interest, completed the sale of Regency Park Shopping Center, located in Jacksonville, Florida, for a sale price of $19,325,000, of which the Partnership's share was $4,831,250. The Partnership's share of net proceeds from this transaction was $833,200, which is net of closing expenses and the repayment of the mortgage loan encumbering the property. The Partnership recorded a gain of $764,800 in connection with this sale. Net proceeds received from this transaction will be retained to supplement working capital reserves.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1996, for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its remaining properties for the quarters and six months ended June 30, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                         Comparative Operating Results (a)
                      For the Quarters    For the Six Months
                            Ended                Ended
                      6/30/97   6/30/96   6/30/97    6/30/96
--------------------------------------------------------------
GLENDALE CENTER SHOPPING MALL (50%)
Rental revenues      $1,030,900 $947,600 $1,899,900 $1,843,000
--------------------------------------------------------------
Property net income  $  375,100 $170,300 $  397,200 $  279,800
--------------------------------------------------------------
Average occupancy           91%      91%        91%        91%
--------------------------------------------------------------
REGENCY PARK SHOPPING CENTER (25%)(B)
Rental revenues      $  113,800 $150,800 $  287,500 $  300,200
--------------------------------------------------------------
Property net income  $   15,500 $  5,400 $   67,600 $      200
--------------------------------------------------------------
Average occupancy                    88%                   88%
--------------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as Partnership interest income and general and administrative expenses or are related to properties previously owned by the Partnership.
(b) Property was sold on June 16, 1997, net income excludes the gain recorded on the sale of the property. For further information see Note 4 of Notes to Financial Statements.

Unless otherwise disclosed, discussions of fluctuations between 1997 and 1996 refer to both the quarters and six months ended June 30, 1997 and 1996.

Net income increased by $988,500 and $972,100 for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996, respectively. The increases were primarily due to the gain recorded on the sale of Regency Park Shopping Center ("Regency") and improved operating results at Glendale Shopping Center Mall ("Glendale").

Net income, exclusive of the results of Regency, increased by $213,600 and $139,900 for the quarterly and six-month periods under comparison, respectively. The increases were primarily due the receipt of $150,000 as consideration for the early termination of a tenant's lease at Glendale. Also contributing the increases was a decrease in general and administrative expenses resulting from a reduction in personnel and accounting costs.

The following comparative discussion excludes the results of Regency.

Rental revenues increased by $83,300 or 8.8% and $56,900 or 3.1% for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996, respectively. The increases were primarily due an increase in consideration received for the early termination of tenants' leases in 1997 when compared to 1996. The increases were partially offset be a decrease in percentage rental income which was due diminished sales.

Real estate tax expense decreased by $72,200 and $58,900 for the quarterly and six-month periods under comparison, respectively. The decrease was primarily due to a reduction in estimated expense for 1997 due to a successful appeal for a reduction in the taxing authority's assessed value of Glendale.

Interest expense decreased by $11,700 and $31,900 for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996, respectively. The decreases were primarily due to the effects of principal payments made during the past 18 months on the Glendale mortgage loan.

Property operating expenses decreased by $36,400 for the quarter ended June 30, 1997 when compared to the quarter ended June 30, 1996. The decrease was primarily the result of a decrease in utility and personnel costs, partially offset by an increase in advertising and promotional costs. Property operating expenses remained relatively unchanged for the six-month periods under comparison.

Repairs and maintenance expenses increased by $19,100 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. The increase was primarily due to increases in snow removal and energy plant expenses. Repair and maintenance expenses remained relatively unchanged for the quarterly periods under comparison.

To increase and/or maintain occupancy levels at the Partnership's remaining property, the General Partner, through its Affiliated and unaffiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of property brochures; 2) promotion of local broker events and networking with local brokers; 3) networking with national level retailers; 4) cold-calling other businesses and tenants in the market area; and
5) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining property. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to net cash provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

                                                           Comparative
                                                        Cash Flow Results
                                                       For the Six Months
                                                              Ended
                                                        6/30/97     6/30/96
-----------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $   341,700  $ 144,200
Items of reconciliation:
 Principal payments on mortgage loans                     385,800    429,400
 Decrease (increase) in current assets                      6,000    (20,100)
 Increase (decrease) in current liabilities               188,600     (1,700)
-----------------------------------------------------------------------------
Net cash provided by operating activities             $   922,100  $ 551,800
-----------------------------------------------------------------------------
Net cash provided by (used for) investing activities  $ 5,115,300  $ (68,300)
-----------------------------------------------------------------------------
Net cash (used for) financing activities              $(4,220,900) $(469,900)
-----------------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $197,500 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996 was primarily due to improved operating results, exclusive of depreciation and amortization, at Glendale.

The increase in the Partnership's cash position of $1,816,500 for the six months ended June 30, 1997 was primarily the result of net cash provided by operating activities, net proceeds from the sale of Regency, and the decrease in the Partnership's investments in debt securities exceeding regularly scheduled principal payments on mortgage debt.

The increase in net cash provided by operating activities of $370,300 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996 was primarily the result of the receipt of real estate tax refunds at Glendale, along with the increase in net income due to improved operating results at Glendale, exclusive of depreciation and amortization, as previously discussed, partially offset by the timing of the payment of certain expenses at Glendale.

Net cash (used for) provided by investing activities changed from $(68,300) for the six months ended June 30, 1996 to $5,115,300 for the six months ended June 30, 1997. The change was due to the sale of Regency, the decrease in the Partnership's investment's in debt securities and a decrease in expenditures for capital and tenant improvements and leasing costs at the Partnership's properties. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs.

On June 16, 1997, the joint venture in which the Partnership owns a 25% interest, completed the sale of Regency. The Partnership's share of the net proceeds received from this transaction amounted to $833,200. The uncertainty surrounding Glendale and the Partnership's need to protect its position in the joint venture, make it necessary for the Partnership to retain all proceeds received from the sale of Regency.

Net cash used for financing activities increased by $3,751,000 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. The increase was due primarily to the repayment of the mortgage loan collateralized by Regency.

As more fully discussed in the Partnership's Annual Report for the year ended December 31, 1996, the future tenancy level at Glendale is uncertain. The potential loss of one or both of its anchor tenants at their lease termination dates (January 2001) would have a dramatic negative impact on the operations of the property. The General Partner is continuing to explore alternatives for Glendale, which include, but are not limited to, pursuing other tenants and the sale of the property.

As a result of the future tenancy matters at Glendale together with the cash requirements of its mortgage loan, the General Partner believes that it is in the best interest of the Partnership to retain all cash available. Accordingly, distributions to Limited Partners continue to be suspended. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's remaining property investment as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements. There can be no assurance as to the amount and/or availability of cash for future distributions to Partners.

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

                          PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a)  Exhibits:  None

     (b)  Reports on Form 8-K:

          A Report on Form 8-K reporting the sale of Regency, located in Jacksonville, Florida, was filed on June 26, 1997.

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

Date: August 14, 1997           By: /s/ DOUGLAS CROCKER II
      ---------------               --------------------------------------
                                        DOUGLAS CROCKER II
                                    President and Chief Executive Officer

Date: August 14, 1997           By: /s/ NORMAN M. FIELD
      ---------------               --------------------------------------
                                        NORMAN M. FIELD
                                    Vice President - Finance and Treasurer