Form 10-Q
period 1997-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 1997-11-14
CIK 750301

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended               September 30, 1997
                         ------------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                           to
                                    -------------------------    ---------------

     Commission File Number                           0-14121
                                    --------------------------------------------

               First Capital Income Properties, Ltd. - Series X
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                             59-2417973
-------------------------------                            ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


 Two North Riverside Plaza, Suite 1100, Chicago, Illinois          60606-2607
----------------------------------------------------------        -------------
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  September 30,
                                                      1997      December 31,
                                                   (Unaudited)      1996
----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $ 2,887,600  $ 3,928,400
 Buildings and improvements                         14,018,900   18,171,900
----------------------------------------------------------------------------
                                                    16,906,500   22,100,300
Accumulated depreciation and amortization           (6,707,000)  (7,684,100)
----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     10,199,500   14,416,200
Cash and cash equivalents                            3,803,300    1,925,700
Investment in debt securities                                       496,300
Rents receivable                                       383,700      436,000
Escrow deposits                                         79,100       19,600
Other assets (primarily loan acquisition costs,
 net of accumulated amortization of $233,000 and
 $221,900, respectively)                                49,500       91,000
----------------------------------------------------------------------------
                                                   $14,515,100  $17,384,800
----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                            $ 6,704,800  $11,194,100
 Accounts payable and accrued expenses                 655,600      569,800
 Due to Affiliates                                       8,900       33,200
 Security deposits                                       6,700       22,500
 Other liabilities                                     224,500       38,700
----------------------------------------------------------------------------
                                                     7,600,500   11,858,300
----------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                             (82,100)     (96,000)
 Limited Partners (43,861 units issued and
  outstanding)                                       6,996,700    5,622,500
----------------------------------------------------------------------------
                                                     6,914,600    5,526,500
----------------------------------------------------------------------------
                                                   $14,515,100  $17,384,800
----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                              General    Limited
                                              Partner    Partners     Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1, 1996  $(72,700) $7,931,300  $7,858,600
Net (loss) for the
 year ended December 31, 1996                  (23,300) (2,308,800) (2,332,100)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1996                                          (96,000)  5,622,500   5,526,500
Net income for the nine months ended
 September 30, 1997                             13,900   1,374,200   1,388,100
-------------------------------------------------------------------------------
Partners' (deficit) capital, September 30,
 1997                                         $(82,100) $6,996,700  $6,914,600
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                             1997      1996
------------------------------------------------------------------------------
Income:
 Rental                                                    $848,000 $1,041,700
 Interest                                                    52,200     32,200
------------------------------------------------------------------------------
                                                            900,200  1,073,900
------------------------------------------------------------------------------
Expenses:
 Interest                                                   179,400    265,400
 Depreciation and amortization                              120,500    151,400
 Property operating:
  Affiliates                                                 12,400     87,100
  Nonaffiliates                                             241,200    232,400
 Real estate taxes                                           99,700    117,900
 Insurance--Affiliate                                        13,300     13,800
 Repairs and maintenance                                     61,400     94,500
 General and administrative:
  Affiliates                                                  2,200      6,900
  Nonaffiliates                                              19,800      8,800
 Additional expenses on sale of property                      4,500
------------------------------------------------------------------------------
                                                            754,400    978,200
------------------------------------------------------------------------------
Net income                                                 $145,800 $   95,700
------------------------------------------------------------------------------
Net income allocated to General Partner                    $  1,500 $    1,000
------------------------------------------------------------------------------
Net income allocated to Limited Partners                   $144,300 $   94,700
------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (43,861
 Units outstanding)                                        $   3.29 $     2.16
------------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1997 and 1996 (Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                      1997       1996
------------------------------------------------------------------------
Income:
 Rental                                            $3,035,400 $3,184,900
 Interest                                             122,900     96,400
 Gain on sale of property                             760,300
------------------------------------------------------------------------
                                                    3,918,600  3,281,300
------------------------------------------------------------------------
Expenses:
 Interest                                             674,400    807,000
 Depreciation and amortization                        370,500    454,800
 Property operating:
  Affiliates                                           50,400    241,200
  Nonaffiliates                                       748,100    625,000
 Real estate taxes                                    294,300    375,000
 Insurance--Affiliate                                  39,700     41,500
 Repairs and maintenance                              269,900    281,300
 General and administrative:
  Affiliates                                            9,400     23,100
  Nonaffiliates                                        73,800     66,500
------------------------------------------------------------------------
                                                    2,530,500  2,915,400
------------------------------------------------------------------------
Net income                                         $1,388,100 $  365,900
------------------------------------------------------------------------
Net income allocated to General Partner            $   13,900 $    3,700
------------------------------------------------------------------------
Net income allocated to Limited Partners           $1,374,200 $  362,200
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (43,861 Units outstanding)                        $    31.33 $     8.26
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1997 and 1996 (Unaudited)
(All dollars rounded to nearest 00s)

                                                             1997         1996
----------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $ 1,388,100  $  365,900
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                               370,500     454,800
  (Gain) on sale of Property                                 (760,300)
  Changes in assets and liabilities:
   Decrease (increase) in rents receivable                     52,300     (52,900)
   (Increase) decrease in other assets                           (600)      1,400
   Increase in accounts payable and accrued expenses           85,800     176,300
   (Decrease) in due to Affiliates                            (24,300)    (10,000)
   Increase (decrease) in other liabilities                   185,800     (60,000)
----------------------------------------------------------------------------------
    Net cash provided by operating activities               1,297,300     875,500
----------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                            (273,000)
 Decrease in investments in debt securities                   496,300
 Proceeds from sale of Property                             4,648,600
 (Increase) decrease in escrow deposits                       (59,500)     48,700
----------------------------------------------------------------------------------
    Net cash provided by (used for) investing activities    5,085,400    (224,300)
----------------------------------------------------------------------------------
Cash flows from financing activities:
 Repayment of mortgage loan payable                        (3,819,800)
 Principal payments on mortgage loans payable                (669,500)   (618,500)
 Loan acquisition costs incurred                                          (15,800)
 (Decrease) increase in security deposits                     (15,800)      1,500
----------------------------------------------------------------------------------
    Net cash (used for) financing activities               (4,505,100)   (632,800)
----------------------------------------------------------------------------------
Net increase in cash and cash equivalents                   1,877,600      18,400
Cash and cash equivalents at the beginning of the period    1,925,700   2,464,100
----------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $ 3,803,300  $2,482,500
----------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                          $   674,400  $  774,300
----------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1997

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain or loss is recognized in accordance with GAAP.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition and provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale or disposition of Partnership properties are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 1997, the General Partner was allocated Net Profits of $1,500 and $13,900, respectively. The allocation of Net Profits for the nine months ended September 30, 1997 included a gain on the sale of property of $7,600. The General Partner was allocated 1% of the gain on the sale of property due to the fact that the gain represented a partial recovery of the loss on provisions for value impairment taken in prior periods which was allocated 1% to the General Partner and 99% to the Limited Partners.

Fees and reimbursements paid and payable/(receivable) by the Partnership to/from Affiliates during the quarter and nine months ended September 30, 1997 were as follows:

                                                     Paid
                                               ----------------
                                                         Nine   (Receivable)
                                               Quarter  Months    Payable
----------------------------------------------------------------------------
Property management and leasing fees           $ 5,600 $ 48,700   $(2,500)
Reimbursement of property insurance premiums,
 at cost                                        23,800   39,700      None
Real estate commission (a)                        None     None    10,000
Legal                                           13,700   31,500      None
Reimbursement of expenses, at cost:
 --Accounting                                    1,200    6,500       900
 --Investor communication                          700    2,600       500
----------------------------------------------------------------------------
                                               $45,000 $129,000   $ 8,900
----------------------------------------------------------------------------

(a) As of September 30, 1997, the Partnership owed $10,000 to the General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. In accordance with the Partnership Agreement, the Partnership shall not pay the General Partner or any affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment from the initial investment date.

3. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at September 30, 1997 and December 31, 1996 consisted of the following non-recourse loans:

                               Partnership's Share of
                                Principal Balance at   Average
     Property Pledged as       ----------------------- Interest   Maturity
         Collateral             9/30/97     12/31/96     Rate       Date
---------------------------------------------------------------------------
Glendale Center Shopping Mall
 (50%)                         $6,704,800  $ 7,339,500  10.12%(a)   1/1/99
Regency Park Shopping Center
 (25%)                                 (b)   3,854,600      (b)         (b)
---------------------------------------------------------------------------
                               $6,704,800  $11,194,100
---------------------------------------------------------------------------

(a) This interest rate represents the weighted average for the nine months ended September 30, 1997. This interest rate is subject to change monthly in accordance with the provisions of the loan agreement. As of September 30, 1997, the interest rate on this loan was 10.19%.
(b) The joint venture which owns Regency, in which the Partnership has a 25% interest with Affiliated partnerships, repaid the mortgage collateralized by Regency with proceeds from its sale. For further information regarding the sale see Note 4.

For additional information regarding the mortgage loans payable, see Notes to the Financial Statements included in the Partnership's Annual Report for the year ended December 31, 1996.

4. PROPERTY SALE:

On June 16, 1997, the joint venture in which the Partnership has a 25% interest, completed the sale of Regency Park Shopping Center, located in Jacksonville, Florida, for a sale price of $19,325,000, of which the Partnership's share was $4,831,250. The Partnership's share of net proceeds from this transaction was $828,800, which is net of closing expenses and the repayment of the mortgage loan encumbering the property. The Partnership recorded a gain of $760,300 in connection with this sale. Net proceeds received from this transaction have been added to working capital reserves.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1996, for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its remaining properties for the quarters and nine months ended September 30, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                        Comparative Operating Results (a)
                     For the Quarters   For the Nine Months
                           Ended               Ended
                     9/30/97  9/30/96   9/30/97    9/30/96
------------------------------------------------------------
GLENDALE CENTER SHOPPING MALL (50%)
Rental revenues      $847,900 $893,700 $2,747,800 $2,736,700
------------------------------------------------------------
Property net income  $124,500 $ 78,100 $  521,700 $  357,900
------------------------------------------------------------
Average occupancy         89%      91%        90%        92%
------------------------------------------------------------
REGENCY PARK SHOPPING CENTER (25%) (B)
Rental revenues               $148,000 $  287,600 $  448,200
------------------------------------------------------------
Property net income           $  1,100 $   63,400 $    1,300
------------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as Partnership interest income and general and administrative expenses or are related to properties previously owned by the Partnership.
(b) Property was sold on June 16, 1997. Property net income excludes the gain recorded on the sale of the property. For further information see Note 4 of Notes to Financial Statements.

Unless otherwise disclosed, discussions of fluctuations between 1997 and 1996 refer to both the quarters and nine months ended September 30, 1997 and 1996.

Net income increased by $50,100 and $1,022,200 for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996, respectively. The increase for the nine month periods under comparison was primarily due to the gain recognized on the sale of Regency Park Shopping Center ("Regency"). The increase for the quarterly periods under comparison was primarily due to the receipt of refunds of real estate taxes for prior periods at Glendale and an increase in interest earned on the Partnership's short-term investments due to an increase in cash available for investment.

Net income, exclusive of the operating results and gain on sale of Regency, increased by $60,100 and $199,900 for the quarterly and nine-month periods under comparison, respectively. The increases were primarily due the receipt of $150,000 as consideration for the early termination of a tenant's lease at Glendale. Also contributing to the increases was an increase in interest earned on the Partnership's short-term investments and refunds received for real estate taxes at Glendale.

The following comparative discussion includes the results of Glendale only.

Rental revenues decreased by $45,800 or 5.1% for the quarter ended September 30, 1997 when compared to the quarter ended September 30, 1996. The decrease was primarily the result of a decrease in base rental income which is attributable to the erosion in the average occupancy.

Rental revenues increased by $11,100 or 0.4% for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. The increase was primarily due to a greater amount of consideration received for the early termination of tenants' leases in 1997 when compared to 1996. The increases were partially offset by a decrease in percentage rental income which was due to diminished sales and a decrease in base rental income, which was the result of the decrease in occupancy.

Real estate tax expense decreased by $60,000 for the nine-month periods under comparison. The decrease was primarily due to a reduction in estimated expense for 1997 due to a successful appeal for a reduction in the taxing authority's assessed value of Glendale as well as the receipt of several years of refunds. Real estate tax expense remained relatively unchanged for the quarterly periods under comparison.

Interest expense decreased by $13,400 and $45,300 for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996, respectively. The decreases were primarily due to the effects of principal payments made during the past 21 months on the Glendale mortgage loan.

Property operating expenses decreased by $49,100 and $41,100 for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996. The decreases were primarily the result of a decrease in personnel, professional, security and utility costs, partially offset by an increase in advertising and promotional costs at Glendale.

Repairs and maintenance expenses decreased by $24,800 for the quarter ended September 30, 1997 when compared to the quarter ended September 30, 1996. The decrease was primarily due to a reduction in expenditures for signs and repairs to the HVAC. Repairs and maintenance expenses remained relatively unchanged for the nine-month periods under comparison.

To increase and/or maintain occupancy levels at the Partnership's remaining property, the General Partner, through its Affiliated asset and unaffiliated property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of property brochures; 2) promotion of local broker events and networking with local brokers; 3) networking with national level retailers; 4) cold-calling other businesses and tenants in the market area; and
5) providing rental concessions or competitively pricing rental rates depending on market conditions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

                                                      Comparative Cash Flow
                                                             Results
                                                       For the Nine Months
                                                              Ended
                                                        9/30/97     9/30/96
-----------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $   328,800  $ 242,000
Items of reconciliation:
 Principal payments on mortgage loans                     669,500    578,700
 Decrease (increase) in current assets                     51,700    (51,500)
 Increase in current liabilities                          247,300    106,300
-----------------------------------------------------------------------------
Net cash provided by operating activities             $ 1,297,300  $ 875,500
-----------------------------------------------------------------------------
Net cash provided by (used for) investing activities  $ 5,085,400  $(224,300)
-----------------------------------------------------------------------------
Net cash (used for) financing activities              $(4,505,100) $(632,800)
-----------------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $86,800 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996 was primarily due to the increase in net income, exclusive of depreciation and amortization, at Glendale, partially offset by increased principal payments on mortgage loans.

The increase in the Partnership's cash position of $1,877,600 for the nine months ended September 30, 1997 was primarily the result of net cash provided by operating activities, net proceeds from the sale of Regency and the liquidation of the Partnership's investments in debt securities exceeding regularly scheduled principal payments on mortgage debt.

The increase in net cash provided by operating activities of $421,800 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996 was primarily the result of the receipt of real estate tax refunds at Glendale, together with an increase in net income, exclusive of depreciation and amortization, as previously discussed.

Net cash (used for) provided by investing activities changed from $(224,300) for the nine months ended September 30, 1996 to $5,085,400 for the nine months ended September 30, 1997. The change was due to the proceeds received from the sale of Regency, the liquidation of the Partnership's investment's in debt securities and a decrease in expenditures for capital and tenant improvements and leasing costs at the Partnership's properties. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs.

On June 16, 1997, the joint venture in which the Partnership owns a 25% interest, completed the sale of Regency. The Partnership's share of the net proceeds received from this transaction amounted to $828,800. Uncertainty surrounding Glendale, as discussed below, made it necessary for the Partnership to retain all proceeds received from the sale of Regency.

Net cash used for financing activities increased by $3,872,300 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. The increase was due primarily to the repayment of the mortgage loan collateralized by Regency in connection with its sale.

As more fully discussed in the Partnership's Annual Report for the year ended December 31, 1996, there are issues related to the future tenancy level at Glendale. It is currently uncertain whether one or both of its anchor tenants will vacate at their lease termination dates (January 2001). The loss of either or both tenants would have a dramatic negative impact on the operations of the property. The General Partner is continuing to explore alternatives for Glendale, which include, but are not limited to, pursuing other tenants and the sale of the property.

As a result of the future tenancy matters at Glendale together with the cash requirements of its mortgage loan, the General Partner believes that it is in the best interest of the Partnership to retain all cash available. Accordingly, distributions to Limited Partners continue to be suspended. The General Partner believes that Cash Flow (as defined by the Partnership Agreement) is one of the best and least expensive sources of cash available to the Partnership. For the nine months ended September 30, 1997, Cash Flow (as defined by the Partnership Agreement) of $328,800 was retained to supplement working capital reserves. The amount of future distributions to Partners will ultimately be dependent upon the performance of Glendale as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements. There can be no assurance as to the amount and/or availability of cash for future distributions to Partners.

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

                          PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a)  Exhibits:   None

     (b)  Reports on Form 8-K:

          There were no reports filed on Form 8-K for the quarter ended September 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X

                                By: FIRST CAPITAL FINANCIAL CORPORATION
                                    GENERAL PARTNER

Date:  November 14, 1997        By: /s/       DOUGLAS CROCKER II
       -----------------            -------------------------------------
                                              DOUGLAS CROCKER II
                                    President and Chief Executive Officer

Date:  November 14, 1997        By: /s/       NORMAN M. FIELD
       -----------------            --------------------------------------
                                              NORMAN M. FIELD
                                    Vice President - Finance and Treasurer