Form 10-K405
period 1997-12-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 1998-03-30
CIK 750301

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended              December 31, 1997
                                    --------------------------------

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                       to
                                    ----------------------     ----------------

      Commission File Number        0-14121
                             --------------------


               First Capital Income Properties, Ltd. - Series X
 -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Florida                                                         59-2417973
-------------------------------                                    ---------------------------
(State or other jurisdiction of                                         (I.R.S. Employer
incorporation or organization)                                        Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois                   60606-2607
--------------------------------------------------------           ---------------------------
    (Address of principal executive offices)                               (Zip Code)

Registrant's telephone number, including area code                       (312) 207-0020
--------------------------------------------------                 ---------------------------

Securities registered pursuant to Section 12(b) of the Act:                   NONE
--------------------------------------------------                 ---------------------------

Securities registered pursuant to Section 12(g) of the Act:         Limited Partnership Units
-----------------------------------------------------------        ---------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                         ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Documents incorporated by reference:

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

The business of the Partnership is to invest primarily in existing or to-be-developed real estate, such as shopping centers, warehouses, office buildings, and, to a lesser extent, in other types of income-producing commercial real estate. From December 1984 to February 1988, the Partnership made one real property investment, purchased 50% interests in two joint ventures and a 25% interest in one joint venture each with Affiliated partnerships. These joint ventures were each formed for the purpose of acquiring a 100% interest in certain real property and, prior to dissolution are operated under the common control of First Capital Financial Corporation (the "General Partner"). Through December 31, 1997, the Partnership sold its real property investment and, with Affiliated partnerships, dissolved two of the joint ventures as a result of the disposition or sale of the real property interests.

Property management services for the Partnership's real estate investments are provided by a third party for fees calculated as a percentage of gross rents received from the properties.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. The property owned by the Partnership frequently competes for tenants with similar properties owned by others.

As of March 1, 1998, there were 27 employees at the Partnership's property for on-site property maintenance and administration.

ITEM 2.  PROPERTIES (a)(b)

As of December 31, 1997, the Partnership owned, through a joint venture interest, the following property, which was owned in fee simple and was encumbered by a mortgage. For details of the material terms of the mortgage, refer to Note 5 of Notes to Financial Statements.

                                                                                 Net Leasable             Number of
              Property Name                            Location                   Sq. Footage            Tenants (c)
-----------------------------------------    ---------------------------    ---------------------    -----------------

Shopping Center:
----------------
Glendale Center Shopping Mall (50%)            Indianapolis, Indiana                 654,763                55 (2)

(a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's property refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

(b) For Federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its property allocable to real property (exclusive of land) and all improvements thereafter over useful lives ranging from 18 years to 40 years, utilizing either the

     Accelerated Cost Recovery System ("ACRS") or straight-line method. Other depreciable assets were depreciated over their applicable recovery periods. For the year ended December 31, 1997, the Partnership's portion of real estate taxes for the Glendale Center Shopping Mall ("Glendale") was $248,200, which was net of refunds related to previous years received, a portion of which was remitted to tenants. In the opinion of the General Partner, Glendale is adequately insured and serviced by all necessary utilities.

(c) Represents the total number of tenants, as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage at Glendale.

The following table presents Glendale's occupancy rates as of December 31 for each of the last five years:

    Property Name            1997     1996      1995     1994    1993
----------------------      ------   ------    ------   ------  ------
Glendale                      89%      91%       93%      93%     87%

The amounts in the following table represent Glendale's average annual rental rate per square foot for each of the last five years ended December 31 and were computed by dividing Glendale's base rental revenues by its average occupied square footage:

    Property Name          1997     1996     1995    1994     1993
----------------------    ------   ------   ------  ------   ------
Glendale                  $5.65    $5.66    $5.48   $5.55    $4.95

The following table summarizes the principal provisions of the leases for the tenants which occupy ten percent or more of the rentable square footage at
Glendale:


                                Partnership's Share of per                        Percentage of       Renewal
                                 annum Base Rents (a) for                         Net Leasable        Options
                                --------------------------                           Square          (Renewal
                                            Final Twelve         Expiration          Footage         Options /
                                  1998     Months of Lease     Date of Lease        Occupied          Years)
                                --------   ---------------     --------------    --------------     -----------
Glendale
--------------------
L.S. Ayres &  Co.                                                                                     1 / 18
  (department store)            $194,100      $194,100           1/31/2001             36%            3 / 30
Lazarus                                                                                               1 / 18
  (department store)            $128,700      $128,700           1/31/2001             25%            3 / 30

(a) The Partnership's share of per annum base rents for each of the tenants listed above for the years between 1998 and the final twelve months for each of the above leases is no lesser or greater than the amounts listed in the above table.

The amounts in the following table represent the Partnership's portion of base rental income at Glendale from leases in the year of expiration (assuming no lease renewals) through the year ended December 31, 2007:

              Number                      Base Rents in Year of    % of Total Base
  Year      of Tenants     Square Feet       Expiration (a)           Rents (b)
 ------     ----------     -----------    ---------------------    ---------------
  1998          15            49,270            $138,700                8.71%
  1999          3              5,378            $ 27,900                1.91%
  2000          8             16,631            $105,300                7.67%
  2001          6            409,195            $ 78,900                8.33%
  2002          4             18,927            $118,200               14.35%
  2003          5             14,500            $111,300               16.79%
  2004          4             15,316            $ 40,900                8.90%
  2005          1              4,718            $ 37,700                8.90%
  2006          6             26,153            $ 38,500               19.95%
  2007          2              6,934            $ 64,600               43.22%

(a) Represents the Partnership's portion of base rents to be collected each year on expiring leases.

(b) Represents the Partnership's portion of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases in effect as of December 31, 1997.

ITEM 3.  LEGAL PROCEEDINGS

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1997. Ordinary routine legal matters incidental to the business which are not deemed material were pursued during the quarter ended December 31, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a,b,c & d)   None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1998, there were 3,088 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          --------------------------------------------------------------
                             1997        1996         1995         1994         1993
-----------------------------------------------------------------------------------------
Total revenues            $ 4,731,800 $ 4,299,700  $ 4,288,100  $ 5,913,000  $ 7,177,200
Net income (loss)         $ 1,560,000 $(2,332,100) $(7,271,600) $  (949,100) $(6,532,500)
Net income (loss)
 allocated to Limited
 Partners                 $ 1,544,400 $(2,308,800) $(7,198,900) $(1,192,200) $(6,467,200)
Net income (loss)
 allocated to Limited
 Partners per Unit
 (43,861 Units
 outstanding) (a)         $     35.21 $    (52.64) $   (164.13) $    (27.18) $   (147.45)
Total assets              $14,350,700 $17,384,800  $20,522,900  $26,495,200  $44,395,800
Mortgage loans payable    $ 6,559,700 $11,194,100  $11,998,000  $10,648,600  $26,794,900
Distributions to Limited
 Partners per Unit
 (43,861 Units
 outstanding)                    None        None         None         None         None
OTHER DATA:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $10,089,200 $14,416,200  $17,381,000  $24,728,800  $38,273,500
Number of real property
 interests owned at
 December 31                        1           2            2            2            3
-----------------------------------------------------------------------------------------

(a) Net (loss) per Unit allocated to Limited Partners for 1994 included an extraordinary gain on extinguishment of debt.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP").

                                      For the Years Ended December 31,
                          ------------------------------------------------------------
                             1997         1996        1995        1994         1993
---------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $   436,700  $  191,900  $  288,600  $   651,400  $1,732,300
Items of reconciliation:
 Principal payments on
  mortgage loans payable      814,600     803,900     500,600       33,800      36,300
 Changes in current
  assets and
  liabilities:
  Decrease in current
   assets                     138,100      13,900      26,600      334,700     792,900
  Increase (decrease) in
   current liabilities         55,400      (6,100)    (55,300)    (542,900)    356,900
---------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $ 1,444,800  $1,003,600  $  760,500  $   477,000  $2,918,400
---------------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities               $ 4,121,100  $ (725,200) $ (743,300) $  (418,300) $ (502,400)
---------------------------------------------------------------------------------------
Net cash (used for)
 provided by financing
 activities               $(4,649,500) $ (816,800) $1,354,600  $(4,018,100) $  (40,800)
---------------------------------------------------------------------------------------

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

In 1992, the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. Through December 31, 1997, the Partnership has sold one real property investment and liquidated two joint venture investments.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1997, 1996 and 1995. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                 Comparative Operating Results
                                              (a)
                                For the Years Ended December 31,
                                --------------------------------
                                   1997       1996       1995
-----------------------------------------------------------------
GLENDALE CENTER SHOPPING MALL (50%)
Rental revenues                 $3,470,000 $3,572,300 $3,529,300
-----------------------------------------------------------------
Property net income (b)         $  657,100 $  331,500 $   80,600
-----------------------------------------------------------------
Average occupancy                      90%        91%        92%
-----------------------------------------------------------------
REGENCY PARK SHOPPING CENTER (25%)
Rental revenues                 $  285,000 $  599,300 $  587,500
-----------------------------------------------------------------
Property net income (loss) (c)  $   17,800 $   10,500 $  (70,200)
-----------------------------------------------------------------
Average occupancy                                 90%        88%
-----------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties previously owned by the Partnership.
(b) Property net income excludes a loss from provision for value impairment of $2,700,000 and $6,300,000, for the years ended December 31, 1996 and 1995, respectively (see Note 8 of Notes to Financial Statements for additional information).
(c) This property was sold in June 1997. Property net income excludes a gain recorded on the sale (see Note 7 of Notes to Financial Statements for additional information). Property net (loss) excludes a loss from provision for value impairment of $1,000,000 for the year ended December 31, 1995 (see Note 8 of Notes to Financial Statements for additional information).

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996
Net (loss) income changed from $(2,332,100) for the year ended December 31, 1996 to $1,560,000 for the year ended December 31, 1997. The change was primarily due to the $2,700,000 provision for value impairment recorded in 1996 for Glendale Center Shopping Mall ("Glendale") and the $799,400 gain on sale recorded in 1997 for Regency Park Shopping Center ("Regency").

Net income exclusive of provisions for value impairment and the gain on sale and operating results of Regency increased by $385,400 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to improved operating results at Glendale and an increase in interest income earned on the Partnership's short-term investments. The increase in interest income was primarily due to an increase in the average amount of cash available for investment in 1997.

The following comparative discussion excludes the operating results of Regency.

Rental revenues decreased by $102,300 or 2.9% for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to a decrease in the amount of percentage rental income collected from the tenants due to declining sales at Glendale. Also causing the decrease was lower base rental income resulting from a slow but steady reduction in Glendale's occupancy. Partially offsetting the decrease was an increase in consideration received for the early termination of tenants' leases.

Real estate taxes decreased by $214,300 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to a successful appeal of the taxing authority's assessed value of Glendale. As a result of a decreased assessed value, the Partnership paid lower taxes during 1997 for tax year 1996 than estimated.

Property operating expenses decreased by $112,900 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to a decrease in personnel, professional, security and utility costs, partially offset by an increase in advertising and promotional costs, at Glendale.

Interest expense decreased by $60,000 for the year ended December 31,1997 when compared to the year ended December 31, 1996. The decrease was primarily due to the effects of principal payments made during the past 24 months on the Glendale mortgage loan.

Depreciation and amortization expense decreased by $29,200 for the year ended December 31,1997 when compared to the year ended December 31, 1996. The decrease was primarily due to the provision for value impairment recorded in 1996 which reduced the depreciable basis of Glendale's assets.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995
Net results improved by $4,939,500 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The improvement was primarily the result of the differences in the amounts of provisions for value impairment recognized during the years under comparison. The 1995 results included provisions totaling $7,300,000, while 1996 included a provision of $2,700,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

Exclusive of the provisions for value impairment, net income improved $339,500 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The improvement was primarily due to improved operating results at Glendale and to a lesser extent at Regency. The improvement was also due to a decrease in general and administrative expenses which was primarily the result of decreased legal, data processing, printing and mailing costs.

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

To increase and/or maintain the occupancy level at the Partnership's remaining property, the General Partner, through its Affiliated asset and third party property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) promotion of local broker events and networking with local brokers; 3) networking with national level retailers; 4) cold-calling other businesses and tenants in the market area and
5) providing rental concessions or competitively pricing rental rates, depending on market conditions.

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

The increase in Cash Flow (as defined in the Partnership Agreement) of $244,800 for the year ended December 31, 1997 when compared to the year ended December 31, 1996 was primarily due to the improved operating results at Glendale, exclusive of depreciation, amortization and provisions for value impairment, as previously discussed.

The increase in the Partnership's cash position of $916,400 during the year ended December 31, 1997 was primarily the result of Sale Proceeds and net cash provided by operating activities exceeding principal payments on mortgage loans, cash used for capital and tenant improvements and leasing costs and investments in debt securities. Liquid assets of the Partnership as of December 31, 1997 were comprised of amounts held for working capital purposes.

The increase in net cash provided by operating activities of $441,200 for the year ended December 31, 1997 when compared to the year ended December 31, 1996, was primarily the result of improved operating results at Glendale, exclusive of depreciation and amortization, as previously discussed.

Net cash (used for) provided by investing activities changed from $(725,200) for the year ended December 31, 1996 to $4,121,100 for the year ended December 31, 1997. The change was due primarily to the proceeds received from the sale of Regency and the decrease in expenditures for capital and tenant improvements and leasing costs at the Partnership's properties. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs and to potentially facilitate the refinancing of the mortgage loan collateralized by Glendale.

On June 16, 1997, the joint venture in which the Partnership owns a 25% interest, completed the sale of Regency. The Partnership's share of the net proceeds, after the repayment of the mortgage loan, received from this transaction amounted to $867,800. Uncertainty surrounding Glendale, as discussed below, made it necessary for the Partnership to retain all proceeds received from the sale of Regency.

Net cash used for financing activities increased by $3,832,700 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was due primarily to the repayment of the mortgage loan collateralized by Regency in connection with its sale.

The General Partner, on behalf of the Partnership, has contracted for substantially all of its business activities with certain principal entities for which computer programs are utilized. Each of these companies is financially responsible and have represented to management of the General Partner that they are taking appropriate steps for modifications needed to their respective systems to accommodate processing data by Year 2000. Accordingly, the Partnership anticipates incurring no material Year 2000 costs and is

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

currently not aware of any material contingencies related to this matter.

The mortgage loan collateralized by Glendale contains provisions that require that a portion of the cash generated by Glendale be utilized to reduce the outstanding mortgage balance. In March 1998 the Partnership's share of the payment for calendar year 1997 was $262,700.

  As discussed in the Partnership's 1996 annual report to Partners, the Partnership continues to face uncertainty as to the future performance of Glendale, despite the improved operating results. Increased competition in the regional area has resulted in a continued reduction in the sales for the two anchor tenants as well as the specialty tenants at Glendale. The leases of the two anchor tenants at Glendale expire in January 2001. It is still currently uncertain whether one or both of the anchor tenants will vacate at their lease expiration dates. The loss of the anchor tenants without suitable replacements could result in the loss of many of the specialty tenants pursuant to contingency provisions within their respective leases. The General Partner is continuing to pursue alternative tenants as well as exploring other possible options for Glendale. In addition to the issue related to the future tenancy levels at Glendale, the mortgage loan secured by Glendale matures on January 1, 1999, subject to extension options. The Partnership is currently evaluating alternatives including extending or refinancing the existing mortgage loan or pursuing the sale of the property. Any potential extension or refinancing could result in the Partnership having to further reduce the principal balance of the mortgage.

  As a result of the future tenancy matters at Glendale together with the cash requirements of its mortgage loan, the General Partner believes that it is in the best interest of the Partnership to retain all cash available. Accordingly, distributions continue to be suspended. The General Partner believes that Cash Flow (as defined by the Partnership Agreement) is one of the best and least expensive sources of cash available to the Partnership. For the year ended December 31,1997, Cash Flow (as defined by the Partnership Agreement) of $436,700 was retained to supplement working capital reserves. The amount of future distributions to Partners will ultimately be dependent upon the performance of Glendale as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements. There can be no assurance as to the amount and/or availability of cash for future distributions to Partners.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) & (e)  DIRECTORS

     The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March 31, 1998, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1998.

       Name                                                   Office
       ----                                                   ------
     Douglas Crocker II..................................    Director
     Sheli Z. Rosenberg..................................    Director


     Douglas Crocker II, 57, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc. and Wellsford Real Properties, Inc. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 1997.

     Sheli Z. Rosenberg, 56, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of Equity Group Investments, Inc. ("EGI") since November 1994; has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., American Classic Voyages Co., CVS Corporation, Illinova Corporation, Illinois Power Co., Jacor Communications, Inc. and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties Trust, Equity Office Properties Trust and Capital Trust. Ms. Rosenberg was a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates from 1980 to September 1997. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

(b) & (e)  EXECUTIVE OFFICERS

     The Partnership does not have any executive officers. The executive officers of the General Partner as of March 31, 1998 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

         Name                                                            Office
         ----                                                            ------
     Douglas Crocker II.......................................President and Chief Executive Officer
     Donald J. Liebentritt....................................Vice President
     Norman M. Field..........................................Vice President - Finance and Treasurer


     PRESIDENT AND CEO- See Table of Directors above.

     Donald J. Liebentritt, 47, has been Vice President of the General Partner since July 1997 and is Executive Vice President and General Counsel of EGI, Vice President and Assistant Secretary of Great American and Principal and Chairman of the Board of Rosenberg & Liebentritt, P.C.

     Norman M. Field, 49, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d)  FAMILY RELATIONSHIPS

     There are no family relationships among any of the foregoing directors and officers.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     With the exception of the bankruptcy matter disclosed under Items 10 (a),
     (b) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1997. However, the General Partner and Affiliates do compensate certain directors and officers of the General Partner. For additional information see Item 13 (a) Certain Relationships and Related Transactions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of March 1, 1998, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 43,861 Units outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1998, the executive officers and directors of First Capital Financial Corporation, the General Partner did not own any Units.

(c)  None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) An Affiliate of the General Partner provides supervisory and asset management services to the Partnership. For the year ended December 31, 1997, this Affiliate was entitled to supervisory and asset management fees and reimbursements of $31,600. In addition, other Affiliates of the General Partner were entitled to fees, compensation and reimbursements of $62,300 for insurance, personnel, and other miscellaneous services for 1997. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. Of the foregoing amounts, a total of $500 was due to Affiliates as of December 31, 1997 and $2,400 was due to the Partnership from Affiliates.

     As of December 31, 1997, $10,000 was due to the General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. Under the terms of the Partnership Agreement, this fee will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment.

     In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. For the year ended December 31, 1997, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Partnership Management Fee.

     In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition and provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1997, the General Partner was allocated a Net Profits of $15,600.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Donald J. Liebentritt, Vice President of the General Partner, is a Principal and Chairman of the Board of Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. Total legal fees paid to Rosenberg for the year ended December 31, 1997 were $35,200.

(c)  No management person is indebted to the Partnership.

(d)  None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a,c & d) (1,2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)  Reports on Form 8-K:

     There were no reports filed on Form 8-K for the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         FIRST CAPITAL INCOME PROPERTIES, LTD. - X

                         BY:  FIRST CAPITAL FINANCIAL CORPORATION
                              GENERAL PARTNER


Dated:   March 31, 1998                 By:  /s/  DOUGLAS CROCKER II
       ------------------                    ----------------------------
                                                  DOUGLAS CROCKER II
                                        President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/   DOUGLAS CROCKER II      March 31, 1998     President, Chief Executive Officer and
--------------------------    --------------     Director of the General Partner
      DOUGLAS CROCKER II


/s/  SHELI Z. ROSENBERG       March 31, 1998     Director of the General Partner
--------------------------    --------------
     SHELI Z. ROSENBERG


/s/  DONALD J. LIEBENTRITT    March 31, 1998     Vice President
--------------------------    --------------
     DONALD J. LIEBENTRITT


/s/  NORMAN M. FIELD          March 31, 1998     Vice President - Finance and
--------------------------    --------------     Treasurer
     NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                               Pages
                                                                            -----------
Report of Independent Auditors                                                  A-2

Balance Sheets as of December 31, 1997 and 1996                                 A-3

Statements of Partners' Capital for the Years Ended December 31, 1997,
  1996 and 1995                                                                 A-3

Statements of Income and Expenses for the Years Ended December 31, 1997,
  1996 and 1995                                                                 A-4

Statements of Cash Flows for the Years Ended December 31, 1997, 1996
  and 1995                                                                      A-4

Notes to Financial Statements                                                A-5 to A-7


SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated Depreciation as of December 31, 1997      A-8 and A-9

All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.


EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-32 of the Partnership's definitive Prospectus dated September 25, 1984; Registration Statement No. 2-92364, filed pursuant to Rule 424 (b), is incorporated herein by reference.


EXHIBIT (10)  Material Contracts

Real Estate Sale Agreement and Closing Documents for the sale of Regency Park Shopping Center filed as an exhibit to the Partnership's Report on Form 8-K filed on June 26, 1997 is incorporated herein by reference.


EXHIBIT (13)  Annual Report to Security Holders

The 1996 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.


EXHIBIT (27)  Financial Data Schedule

                         REPORT OF INDEPENDENT AUDITORS

Partners
First Capital Income Properties, Ltd. - Series X
Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Income Properties, Ltd. - Series X as of December 31, 1997 and 1996, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1997, and the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd. - Series X at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        Ernst & Young LLP

Chicago, Illinois
March 9, 1998

BALANCE SHEETS
December 31, 1997 and 1996
(All dollars rounded to nearest 00s)

                                                        1997         1996
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $ 2,887,600  $ 3,928,400
 Buildings and improvements                           14,018,900   18,171,900
------------------------------------------------------------------------------
                                                      16,906,500   22,100,300
 Accumulated depreciation and amortization            (6,817,300)  (7,684,100)
------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       10,089,200   14,416,200
Cash and cash equivalents                              2,842,100    1,925,700
Investments in debt securities                           982,000      496,300
Rents receivable                                         297,400      436,000
Escrow deposits                                          100,400       19,600
Other assets (primarily loan acquisition costs, net
 of accumulated amortization of $242,900 and
 $221,900, respectively)                                  39,600       91,000
------------------------------------------------------------------------------
                                                     $14,350,700  $17,384,800
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                              $ 6,559,700  $11,194,100
 Accounts payable and accrued expenses                   438,200      569,800
 Due to Affiliates, net                                    8,100       33,200
 Security deposits                                         7,400       22,500
 Other liabilities                                       250,800       38,700
------------------------------------------------------------------------------
                                                       7,264,200   11,858,300
------------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                               (80,400)     (96,000)
 Limited Partners
  (43,861 units issued and outstanding)                7,166,900    5,622,500
------------------------------------------------------------------------------
                                                       7,086,500    5,526,500
------------------------------------------------------------------------------
                                                     $14,350,700  $17,384,800
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
-------------------------------------------------------------------------------
Partners' capital, January 1, 1995          $      0  $15,130,200  $15,130,200
Net (loss) for the year ended December 31,
 1995                                        (72,700)  (7,198,900)  (7,271,600)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1995                                        (72,700)   7,931,300    7,858,600
Net (loss) for the year ended December 31,
 1996                                        (23,300)  (2,308,800)  (2,332,100)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1996                                        (96,000)   5,622,500    5,526,500
Net income for the year ended December 31,
 1997                                         15,600    1,544,400    1,560,000
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1997                                       $(80,400) $ 7,166,900  $ 7,086,500
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(ALL DOLLARS ROUNDED TO NEAREST 00S EXCEPT PER UNIT AMOUNTS)

                                           1997       1996         1995
----------------------------------------------------------------------------
Income:
 Rental                                 $3,754,900 $ 4,171,600  $ 4,140,500
 Interest                                  177,500     128,100      147,600
 Gain on sale of property                  799,400
----------------------------------------------------------------------------
                                         4,731,800   4,299,700    4,288,100
----------------------------------------------------------------------------
Expenses:
 Interest                                  888,100   1,068,700    1,250,100
 Depreciation and amortization             490,700     627,900      760,800
 Property operating:
  Affiliates                                60,500     339,400      342,100
  Nonaffiliates                            978,000     845,700      823,800
 Real estate taxes                         278,900     529,900      487,400
 Insurance--Affiliate                       51,100      55,400       49,100
 Repairs and maintenance                   329,900     362,900      397,200
 General and administrative:
  Affiliates                                12,300      25,500       37,500
  Nonaffiliates                             82,300      76,400      111,700
 Provisions for value impairment                     2,700,000    7,300,000
----------------------------------------------------------------------------
                                         3,171,800   6,631,800   11,559,700
----------------------------------------------------------------------------
Net income (loss)                       $1,560,000 $(2,332,100) $(7,271,600)
----------------------------------------------------------------------------
Net income (loss) allocated to General
 Partner                                $   15,600 $   (23,300) $   (72,700)
----------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners                               $1,544,400 $(2,308,800) $(7,198,900)
----------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners per Unit (43,861 Units
 outstanding)                           $    35.21 $    (52.64) $   (164.13)
----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(ALL DOLLARS ROUNDED TO NEAREST 00S)

                                            1997         1996         1995
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                       $ 1,560,000  $(2,332,100) $(7,271,600)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization              490,700      627,900      760,800
  Gain on sale of property                  (799,400)
  Provisions for value impairment                       2,700,000    7,300,000
  Changes in assets and liabilities:
   Decrease in rents receivable              138,600        8,500       49,300
   (Increase) decrease in other assets          (500)       5,400      (60,200)
   Decrease in restricted cash                                          37,500
   (Decrease) increase in accounts
    payable and accrued expenses            (131,600)      20,600      (63,100)
   (Decrease) increase in due to
    Affiliates                               (25,100)       2,700       (8,800)
   Increase (decrease) in other
    liabilities                              212,100      (29,400)      16,600
-------------------------------------------------------------------------------
    Net cash provided by operating
     activities                            1,444,800    1,003,600      760,500
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital expenditures                       (320,300)    (672,100)
 Proceeds from sale of property            4,687,600
 (Increase) in investments in debt
  securities                                (485,700)    (496,300)
 (Increase) decrease in escrow deposits      (80,800)      91,400      (71,200)
-------------------------------------------------------------------------------
    Net cash provided by (used for)
     investing activities                  4,121,100     (725,200)    (743,300)
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from issuance of mortgage
  loan payable                                                       8,500,000
 Repayment of mortgage loan payable       (3,819,800)               (6,650,000)
 Principal payments on mortgage loans
  payable                                   (814,600)    (803,900)    (500,600)
 Payment of loan extension costs                          (16,900)
 (Decrease) increase in security
  deposits                                   (15,100)       4,000        5,200
-------------------------------------------------------------------------------
    Net cash (used for) provided by
     financing activities                 (4,649,500)    (816,800)   1,354,600
-------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                            916,400     (538,400)   1,371,800
Cash and cash equivalents at the
 beginning of the year                     1,925,700    2,464,100    1,092,300
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of
 the year                                $ 2,842,100  $ 1,925,700  $ 2,464,100
-------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the year           $   912,200  $ 1,074,300  $ 1,300,400
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 1997
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred.

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

The Partnership evaluates it rental property for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from such property is less than its carrying basis. Upon determination that a permanent impairment has occurred, the rental property is reduced to estimated fair value. Except as disclosed in Note 8, the General Partner was not aware of any indicator that would result in a significant impairment loss during the periods reported.

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

Investments in debt securities at December 31, 1997 are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements which approximates fair market value. All of these securities had a maturity of less than one year when purchased.

The Partnership's financial statements include financial instruments, including receivables, escrow deposits, mortgage debt and trade liabilities. The Partnership considers the disclosure of the fair value of its mortgage debt to be impracticable due to the general illiquid nature of the real estate financing market and an inability to obtain comparable financing on its property due to a decline in market value. The fair value of all other financial instruments including cash and cash equivalents, included in the financial statements, was not materially different from their carrying value at December 31, 1997 and 1996.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership

Management Fee. For the year ended December 31, 1997, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Partnership Management Fee.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition and provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition of Partnership properties or provisions for value impairment are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1997, the General Partner was allocated Net Profits of $15,600, including $8,000 of the Net Profit from the sale of Regency. For the year ended December 31, 1996, the General Partner was allocated a Net (Loss) of $(23,300) which included a (loss) from a provision for value impairment of $(27,000). For the year ended December 31, 1995, the General Partner was allocated a Net (Loss) of $(72,700) which included a (loss) from provisions for value impairment of $(73,000).

Fees and reimbursements paid and payable by the Partnership to Affiliates were as follows:

                                   For the years ended December 31,
                          ----------------------------------------------------
                                1997               1996             1995
                          -----------------  ---------------- ----------------
                            Paid    Payable    Paid   Payable   Paid   Payable
------------------------------------------------------------------------------
Real estate commission
 (a)                           None $10,000      None $10,000     None $10,000
Property management and
 leasing fees             $  55,500  (2,400) $302,800  21,500 $310,100  15,400
Reimbursements of
 property insurance
 premiums, at cost           51,100    None    55,400    None   49,100    None
Legal                        35,200    None    41,700    None   78,500    None
 Reimbursements of
  expenses, at cost:
 --Accounting                 9,000     400    19,800   1,500   17,600   4,200
 --Investor communication     3,400     100     5,100     200    8,400     900
------------------------------------------------------------------------------
                          $ 154,200 $ 8,100  $424,800 $33,200 $463,700 $30,500
------------------------------------------------------------------------------

(a) As of December 31, 1997, the Partnership owed $10,000 to the General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. In accordance with the Partnership Agreement, the Partnership shall not pay the General Partner or any Affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

3. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 1997 was as follows:

                    1998        $ 1,592,200
                    1999          1,456,900
                    2000          1,373,100
                    2001            947,900
                    2002            823,600
                    Thereafter    1,931,200
                             --------------
                                $ 8,124,900
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1997, 1996 and 1995 were $102,300, $192,900 and $249,300, respectively. To provide comparability in the financial statements, the Partnership netted the effects of real estate tax refunds from prior periods received in 1997 with any such amounts due to tenants and related rental revenues.

4. ESCROW DEPOSITS:

Escrow deposits in the amount of $100,400 as of December 31, 1997 represented the Partnership's share of an amount being held by the mortgage holder of the Glendale Center Shopping Mall as reserves to pay for capital expenditures such as building and tenant improvement and leasing costs.

5. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at December 31, 1997 and 1996 consisted of the following non-recourse loans:

                           Principal Balance at
                          ----------------------
                                                 Average               Monthly  Estimated
Property Pledged as                              Interest     Maturity Periodic   Balloon
Collateral (a)             12/31/97   12/31/96     Rate         Date   Payment  Payment (b)
-------------------------------------------------------------------------------------------
Glendale Center Shopping
 Mall (c)                 $6,559,700 $ 7,339,500  10.15% (d)   1/1/99     (c)   $5,783,200
Regency Park Shopping
 Center (e)                   (e)      3,854,600    (e)          (e)      (e)       (e)
-------------------------------------------------------------------------------------------
                          $6,559,700 $11,194,100
-------------------------------------------------------------------------------------------

(a) Each property is owned through a joint venture. Amounts represent the Partnership's share of the liability and not the total amount by which the property is encumbered.
(b) The repayment will require either sale or refinancing of the property.
(c) The interest rate on this loan is variable at LIBOR plus 4.5%, with interest payable monthly. Monthly payments of principal are based on an 11-year amortization with an interest rate of 9.5%. The joint venture is required to pay annually additional principal equal to 50% of net cash flow (pursuant to the loan agreement) from the property for each prior calendar year by March 31 of the following year. Additionally, certain debt coverage requirements (pursuant to the loan agreement) must be met each quarter and deficiencies in reaching benchmarks will require additional principal payments. The additional principal payment of 50% of net cash flow that the joint venture is required to pay in 1998 for the 1997 calendar year is $525,300, of which the Partnership's share is $262,700. The payments made in 1997 for the 1996 calendar year were $444,600, of which the Partnership's share was $222,300. At its option, upon meeting certain covenants, the Partnership has two options to extend the maturity date for one year each.
(d) This represents the weighted average interest rate for the year ended December 31, 1997. The interest rate is subject to change in accordance with the provisions within the loan agreement. As of December 31, 1997, the interest rate on the Glendale loan was 10.4688%.
(e) The joint venture which owns Regency, in which the Partnership owns a 25% interest with Affiliated partnerships, repaid the mortgage collateralized by Regency with a portion of the proceeds from its sale. For further information see Note 7.

The Partnership's principal amortization of mortgage loan payable for each of the next two years as of December 31, 1997 is as follows, if options to extend are not exercised:

                    1998  $  776,500
                    1999   5,783,200
                             -------
                          $6,559,700
                             -------

6. INCOME TAX:

The Partnership utilizes the accrual basis of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income and the Partnership's provisions for value impairment. For the year ended December 31, 1997, net (loss) for income tax reporting purposes was $(2,252,100). The aggregate cost of commercial rental properties for Federal income tax purposes at December 31, 1997 was $25,906,500.

7. PROPERTY SALE:

On June 16, 1997, the joint venture in which the Partnership has a 25% interest, completed the sale of Regency Park Shopping Center, located in Jacksonville, Florida, for a sale price of $19,325,000, of which the Partnership's share was $4,831,300. The Partnership's share of net proceeds from this transaction was $867,800, which is net of closing expenses and the repayment of the mortgage loan encumbering the property, and has been retained to supplement working capital. The Partnership recorded a gain of $799,400 for the year ended December 31, 1997 for financial reporting purposes from this sale. The Partnership recorded a (loss) of $(2,315,800) for income tax reporting purposes for the year ended December 31, 1997 in connection with this sale.

8. PROVISIONS FOR VALUE IMPAIRMENT:

Due to the depressed economic environment in the retail industry, regional factors affecting the Partnership's properties, the uncertainty with respect to the significant anchor tenants and other matters relating specifically to certain of the Partnership's properties, there was uncertainty as to the Partnership's ability to recover the net carrying value of certain of its properties during their remaining estimated holding periods. Accordingly, it was deemed appropriate to reduce the bases of such properties in the Partnership's financial statements during the years ended December 31, 1996 and 1995. The provisions for value impairment were considered non-cash events for the purposes of the Statements of Cash Flow and were not utilized in the determination of Cash Flows (as defined in the Partnership Agreement).

The following is a summary of the provisions for value impairment reported by the Partnership for the years ended December 31, 1996 and 1995:

                      Property             1996        1995
                  --------------------------------------------
             Glendale Center Shopping
              Mall                      $ 2,700,000 $6,300,000
             Regency Park Shopping
              Center                      1,000,000 $1,000,000
                  --------------------------------------------
                                        $ 2,700,000 $7,300,000
                  --------------------------------------------

               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1997


  Column A              Column B             Column C                   Column D
-------------         -----------    -------------------------   -------------------------
                                          Initial cost              Costs capitalized
                                        to Partnership           subsequent to acquisition
                                     -------------------------   -------------------------
                                                   Buildings
                                                     and
                        Encum-                     Improve-       Improve-      Carrying
 Description            brances        Land         ments          ments        Costs (1)
-------------         -----------    --------     ------------   ----------    -----------
Shopping Center:

Glendale Center
 Shopping Mall
 (Indianapolis, IN)
 (50% Interest)(4)      $6,559,700   $4,932,600   $18,556,900    $2,349,400      $  67,600
                        ==========   ==========   ===========    ==========      =========


  Column A                        Column E                          Column F       Column G       Column H      Column I
-------------         --------------------------------------      ------------   ------------   ------------  -------------
                                                                                                                Life on
                             Gross amount at which                                                                which
                           carried at close of period                                                           deprecia-
                      --------------------------------------                                                   tion in lat-
                                Buildings                            Accumu-                                    est income
                                   and                                lated         Date of                    statements
                                 Improve-                           Deprecia-      construc-         Date        is com-
 Description           Land       ments       Total (2)(3)          tion (2)         tion         Acquired        puted
-------------         -------  ------------  ---------------      ------------   ------------   ------------  -------------
Shopping Center:

Glendale Center
 Shopping Mall
 (Indianapolis, IN)                                                                                               35(7)
 (50% Interest)(4)  $2,887,600  $14,018,900    $16,906,500 (5)     $6,817,300       1985 (6)        5/85         3-13(8)
                    ==========  ===========    ===========        ============   ============   ============  =============

                                           See accompanying notes on the following page.

                                                               A-8


               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X

                             NOTES TO SCHEDULE III

Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.
Note 2.  The following is a reconciliation of activity in columns E and F:

                              December 31, 1997            December 31, 1996            December 31, 1995
                         -------------------------    -------------------------     -------------------------
                                      Accumulated                  Accumulated                   Accumulated
                            Cost      Depreciation        Cost     Depreciation        Cost      Depreciation
                         ----------   ------------    -----------  ------------     -----------  ------------
Balance at
  beginning
  of the
  year                  $22,100,300    $7,684,100     $24,480,000    $7,099,000     $31,107,900    $6,379,100

Additions
  during the
  year:

Improvements                                              320,300                       672,100

Provisions
  for
  depreciation                            469,700                       585,100                       719,900

Deductions
  during the
  year:

Cost of
  real estate
  sold or
  disposed               (5,193,800)

Accumulated
  depreciation
  on real
  estate sold
  or disposed                          (1,336,500)

Provisions
  for value
  impairments                                          (2,700,000)                   (7,300,000)
                         -----------   ----------     -----------    ----------     -----------    ----------
Balance at
  end of the
  year                   $16,906,500   $6,817,300     $22,100,300    $7,684,100     $24,480,000    $7,099,000
                         ===========   ==========     ===========    ==========     ===========    ==========


Note 3.  The aggregate cost for Federal income tax purposes is $25,906,500.
Note 4. A parcel of land at Glendale Center Shopping Mall was sold on October 9, 1992. The basis of the land was approximately $59,400.
Note 5.  Includes provisions for value impairment totaling $9,000,000.
Note 6.  Renovated in 1983 and 1984.
Note 7.  Estimated useful life of building.
Note 8.  Estimated useful life of improvements.