Form 10-Q
period 1998-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 1998-05-14
CIK 750301

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the period ended                 March 31, 1998
                              --------------------------------------

                                        OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                            to
                                     -------------------------    ------------

     Commission File Number                           0-14121
                                     ------------------------------------------


               First Capital Income Properties, Ltd. - Series X
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Florida                                               59-2417973
-------------------------------                            --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois         60606-2607
----------------------------------------------------------     -------------
(Address of principal executive offices)                         (Zip Code)

                                (312) 207-0020
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
-------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      March 31,
                                                        1998      December 31,
                                                     (Unaudited)      1997
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                                $ 2,887,600  $ 2,887,600
 Buildings and improvements                           14,019,700   14,018,900
------------------------------------------------------------------------------
                                                      16,907,300   16,906,500
Accumulated depreciation and amortization             (6,925,500)  (6,817,300)
------------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                        9,981,800   10,089,200
Cash and cash equivalents                              1,971,700    2,842,100
Investments in debt securities                         1,974,400      982,000
Rents receivable                                         306,200      297,400
Escrow deposits                                          120,000      100,400
Other assets (including loan acquisition costs, net
 of accumulated amortization of
 $252,700 and $242,900, respectively)                     93,400       39,600
------------------------------------------------------------------------------
                                                     $14,447,500  $14,350,700
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loan payable                               $ 6,149,500  $ 6,559,700
 Accounts payable and accrued expenses                   546,200      438,200
 Due to Affiliates, net                                   27,900        8,100
 Security deposits                                         7,300        7,400
 Other liabilities                                       357,500      250,800
------------------------------------------------------------------------------
                                                       7,088,400    7,264,200
------------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                               (77,700)     (80,400)
 Limited Partners (43,861 units issued and
  outstanding)                                         7,436,800    7,166,900
------------------------------------------------------------------------------
                                                       7,359,100    7,086,500
------------------------------------------------------------------------------
                                                     $14,447,500  $14,350,700
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                            General    Limited
                                            Partner    Partners    Total
---------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1997                            $(96,000) $5,622,500 $5,526,500
Net income for
 the year ended December 31, 1997             15,600   1,544,400  1,560,000
---------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1997                           (80,400)  7,166,900  7,086,500
Net income for the quarter ended March 31,
 1998                                          2,700     269,900    272,600
---------------------------------------------------------------------------
Partners' (deficit) capital,
 March 31, 1998                             $(77,700) $7,436,800 $7,359,100
---------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                             1998      1997
------------------------------------------------------------------------------
Income:
 Rental                                                    $894,900 $1,042,700
 Interest                                                    52,200     31,200
------------------------------------------------------------------------------
                                                            947,100  1,073,900
------------------------------------------------------------------------------
Expenses:
 Interest                                                   161,400    254,100
 Depreciation and amortization                              118,000    128,400
 Property operating:
  Affiliates                                                  5,300     30,600
  Nonaffiliates                                             210,600    289,300
 Real estate taxes                                           87,500    130,900
 Insurance--Affiliate                                        12,100     14,900
 Repairs and maintenance                                     53,200    120,200
 General and administrative:
  Affiliates                                                  3,700      2,500
  Nonaffiliates                                              22,700     23,800
------------------------------------------------------------------------------
                                                            674,500    994,700
------------------------------------------------------------------------------
Net income                                                 $272,600 $   79,200
------------------------------------------------------------------------------
Net income allocated to General Partner                    $  2,700 $      800
------------------------------------------------------------------------------
Net income allocated to Limited Partners                   $269,900 $   78,400
------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (43,861
 Units outstanding)                                        $   6.15 $     1.79
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1998        1997
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $  272,600  $   79,200
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                              118,000     128,400
  Changes in assets and liabilities:
   (Increase) in rents receivable                             (8,800)    (47,700)
   (Increase) in other assets                                (63,600)     (4,500)
   Increase in accounts payable and accrued expenses         108,000     143,900
   Increase (decrease) in due to Affiliates                   19,800      (7,000)
   Increase in other liabilities                             106,700     208,200
---------------------------------------------------------------------------------
    Net cash provided by operating activities                552,700     500,500
---------------------------------------------------------------------------------
Cash flows from investing activities:
 (Increase) decrease in investments in debt securities      (992,400)    496,300
 (Increase) in escrow deposits                               (19,600)    (22,000)
 Payments for capital and tenant improvements                   (800)
---------------------------------------------------------------------------------
    Net cash (used for) provided by investing activities  (1,012,800)    474,300
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans payable               (410,200)   (277,000)
 (Decrease) in security deposits                                (100)     (2,700)
---------------------------------------------------------------------------------
    Net cash (used for) financing activities                (410,300)   (279,700)
---------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents        (870,400)    695,100
Cash and cash equivalents at the beginning of the period   2,842,100   1,925,700
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $1,971,700  $2,620,800
---------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                          $  161,400  $  254,000
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1998

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. The joint venture was formed for the purpose of acquiring a 100% interest in certain real property and is operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the venture's revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

Commercial rental property held for investment is recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over its estimated useful life. Upon classifying a commercial rental property as held for disposition, no further depreciation or amortization of such property is provided for in the financial statements. Lease acquisition fees are recorded at cost and amortized on straight-line method over the life of each respective lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated on the straight-line method over the estimated life of such improvements.

The Partnership evaluates its rental property for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from such property is less than its carrying basis. Upon determination that an impairment has occurred, the rental property is reduced to estimated fair value. Management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

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

Investments in debt securities are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements which approximates fair market value. All of these securities had a maturity of less than one year when purchased.

Certain reclassifications have been made to the 1997 statements in order to provide comparability with the 1998 statements. These reclassifications had no effect on net income or Partners' (deficit) capital.

Reference is made to the Partnership's annual report for the year ended December 31, 1997 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. For the three months ended March 31, 1998 and 1997, in conjunction with the suspension of distributions to Limited Partners, the General Partner was not paid a Partnership Management Fee.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition and provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distribution of Sale or

Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarters ended March 31, 1998 and 1997, the General Partner was allocated Net Profits of $2,700 and $800, respectively .

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1998 were as follows:

                                      Paid   Payable
----------------------------------------------------
Asset management fees                $ 3,700 $ 2,600
Reimbursement of property insurance      600  11,500
premiums, at cost
Real estate commission (a)              None  10,000
Legal                                    400    None
Reimbursement of expenses, at cost:
 --Accounting                           None   3,300
 --Investor communication               None     500
----------------------------------------------------
                                     $ 4,700 $27,900
----------------------------------------------------

(a) As of March 31, 1998, the Partnership owed $10,000 to the General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. In accordance with the Partnership Agreement, the Partnership shall not pay the General Partner or any Affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

3. MORTGAGE LOAN PAYABLE:

Mortgage loan payable at March 31, 1998 and December 31, 1997 consisted of the following non-recourse loan:

   Property           Partnership's Share of               Average
    Pledged            Principal Balance at                Interest          Maturity
 as Collateral        3/31/98            12/31/97          Rate (a)            Date
---------------------------------------------------------------------------------------
Glendale Center
 Shopping
 Mall (50%)          $6,149,500         $6,559,700          10.17%          1/1/1999(b)
---------------------------------------------------------------------------------------

(a) This represents the weighted average interest rate for the three months ended March 31, 1998. This interest rate is subject to monthly change in accordance with the provisions of the loan agreement. As of March 31, 1998, the interest rate on this loan was 10.19%.
(b) Upon meeting certain covenants, the Partnership has two options to extend the maturity date for one year each.

For additional information regarding the mortgage loan payable, see Notes to the Financial Statements included in the Partnership's Annual Report for the year ended December 31, 1997.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1997 for a discussion of the Partnership's business.

Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

The Partnership, in addition to being in the operation of properties phase is in the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its remaining properties for the quarters ended March 31, 1998 and 1997. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                        Comparative
                     Operating Results
                            (a)
                      For the Quarters
                           Ended
                      3/31/98  3/31/97
---------------------------------------
GLENDALE CENTER SHOPPING MALL
 (50%)
Rental revenues      $ 894,700 $869,000
---------------------------------------
Property net income  $ 245,100 $ 22,100
---------------------------------------
Average occupancy          88%      91%
---------------------------------------
REGENCY PARK SHOPPING CENTER
 (25%) (B)
Rental revenues                $173,700
---------------------------------------
Property net income            $ 52,100
---------------------------------------

(a) Excludes certain income and expense items, which are not directly related to individual property operating results such as interest income and general and administrative expenses.
(b) Regency Park Shopping Center ("Regency") was sold on June 16, 1997.

Net income increased by $193,400 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The increase was primarily due to improved operating results at Glendale Center Shopping Mall ("Glendale") and an increase in interest income earned on the Partnership's short-term investments, which was the result of an increase in cash available for investment. The increased cash available for investment was primarily due to the net proceeds from the sale of Regency being added to the working capital reserves. Partially offsetting the increase was the absence of results from Regency due to its 1997 sale.

Net income, exclusive of Regency, increased by $245,600 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The increase was primarily due to the improved operating results at Glendale and the increase in interest income.

The following comparative discussion excludes the operating results of Regency.

Rental revenues increased by $25,700 or 3% for the three month periods under comparison. The increase was primarily due to an increase in percentage rental income, which was due to actual 1997 tenant sales being greater than estimated. Partially offsetting the increase was the 1998 nonrecurrence of a 1997 receipt as consideration for the early termination of a tenant's lease.

Interest expense decreased by $20,700 for the periods under comparison. The decrease was primarily due to the effects of principal payments made during the past 15 months on the mortgage loan collateralized by Glendale.

Real estate tax expense decreased by $26,600 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The decrease was primarily due to the successful appeal of the taxing authority's assessed value of Glendale, which has reduced the estimated tax liability for 1998.

Repair and maintenance expense decreased by $59,300 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The decrease was primarily due to a decrease in snow removal costs resulting from the effects of a mild winter.

Property operating expenses decreased by $81,600 for the periods under comparison. The decrease was primarily due to a decrease in utility costs resulting from a mild winter. Also contributing to the decrease were reductions in security and professional costs.

To increase and/or maintain the occupancy level at Glendale, the General Partner, through its asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of property brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining property. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to net cash provided by operating activities as determined by GAAP. Such amounts are not

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

                                                           Comparative
                                                        Cash Flow Results
                                                        For the Quarters
                                                              Ended
                                                        3/31/98     3/31/97
-----------------------------------------------------------------------------
Cash Flow (Deficit) (as defined in the Partnership
 Agreement)                                           $   (19,600) $ (69,400)
Items of reconciliation:
 Principal payments on mortgage loans                     410,200    277,000
 (Increase) in current assets                             (72,400)   (52,200)
 Increase in current liabilities                          234,500    345,100
-----------------------------------------------------------------------------
Net cash provided by operating activities             $   552,700  $ 500,500
-----------------------------------------------------------------------------
Net cash (used for) provided by investing activities  $(1,012,800) $ 474,300
-----------------------------------------------------------------------------
Net cash (used for) financing activities              $  (410,300) $(279,700)
-----------------------------------------------------------------------------

The improvement in the amount of Cash Flow (Deficit) (as defined in the Partnership Agreement) of $49,800 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997 was primarily due to the increase in operating results, net of depreciation and amortization, as previously discussed, partially offset by increased principal payments on the Partnership's mortgage debt.

The decrease in the Partnership's cash position of $870,400 during the three months ended March 31, 1998 was primarily the result of the net amount of investments in debt securities and principal payments on mortgage debt exceeding net cash provided by operating activities. Liquid assets of the Partnership as of March 31, 1998 were comprised of amounts held for working capital purposes.

The increase in net cash provided by operating activities of $52,200 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997 was primarily the result of the increase in operating results, as previously discussed.

Net cash provided by (used for) investing activities changed from $474,300 for the three months ended March 31, 1997 to $(1,012,800) for the three months ended March 31, 1998. The change was primarily the result of the Partnership's activities related to its investments in debt securities.

As more fully discussed in the Partnership's Annual Report for the year ended December 31, 1997, the future tenancy level at Glendale is uncertain. The potential loss of one or both of its anchor tenants at their lease termination dates (January 2001) would have a dramatic negative impact on the operations of the property. The General Partner is exploring alternatives for Glendale, which include, but are not limited to, pursuing other tenants and selling the property.

Net cash used for financing activities increased by $130,600 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The increase was primarily the result of the 1997 annual cash flow principal payment made in January 1998 on the mortgage loan collateralized by Glendale being greater than the comparable 1996 payment made in March 1997. The mortgage loan agreement collateralized by Glendale contains provisions that require that a portion of the cash generated by Glendale be utilized to reduce the outstanding principal balance. This mortgage loan matures in January 1999, subject to fulfilling covenants that would provide the Partnership with two extension options of one year each. Any potential extension or refinancing could result in the Partnership having to further reduce the principal balance on the mortgage loan.

The General Partner, on behalf of the Partnership, has contracted for substantially all of its business activities with certain principal entities for which computer programs are utilized. Each of these companies is financially responsible and have represented to management of the General Partner that they are taking appropriate steps for modifications needed to their respective systems to accommodate processing data by Year 2000. Accordingly, the Partnership anticipates incurring no material Year 2000 costs and is currently not aware of any material contingencies related to this matter.

As a result of the future tenancy matters at Glendale, together with the requirements of its mortgage loan, both referred to above, the General Partner believes that it is in the best interest of the Partnership to retain all cash available. Accordingly, distributions to Partners continue to be suspended. The amount of future distributions to Partners will ultimately be dependent upon the performance of Glendale as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. There can be no assurance as to the amount and/or availability of cash for future distributions to Partners.

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

                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a) Exhibits:  None

     (b) Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended March 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X

                              By:  FIRST CAPITAL FINANCIAL CORPORATION
                                   GENERAL PARTNER

Date: May 15, 1998            By:  /s/ DOUGLAS CROCKER II
      ------------                 -------------------------------------------
                                       DOUGLAS CROCKER II
                                   President and Chief Executive Officer

Date: May 15, 1998            By:  /s/  NORMAN M. FIELD
      ------------                 -------------------------------------------
                                        NORMAN M. FIELD
                                   Vice President - Finance and Treasurer