Form 10-Q
period 1998-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 1998-08-13
CIK 750301

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended    June 30, 1998
                          ------------------------------------------------------

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    ------------------       -------------------

     Commission File Number                           0-14121
                           -----------------------------------------------------


               First Capital Income Properties, Ltd. - Series X
--------------------------------------------------------------------------------

            Florida                                               59-2417973
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


Two North Riverside Plaza, Suite 1000, Chicago, Illinois          60606-2607
--------------------------------------------------------    --------------------
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES X
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      June 30,
                                                        1998      December 31,
                                                     (Unaudited)      1997
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                                $ 2,887,600  $ 2,887,600
 Buildings and improvements                           14,019,600   14,018,900
------------------------------------------------------------------------------
                                                      16,907,200   16,906,500
Accumulated depreciation and amortization             (7,033,600)  (6,817,300)
------------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                        9,873,600   10,089,200
Cash and cash equivalents                              2,574,300    2,842,100
Investments in debt securities                         1,480,900      982,000
Rents receivable                                         237,000      297,400
Escrow deposits                                          139,500      100,400
Other assets (including loan acquisition costs, net
 of accumulated amortization of $135,200 and
 $115,500, respectively)                                  90,100       39,600
------------------------------------------------------------------------------
                                                     $14,395,400  $14,350,700
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loan payable                               $ 5,998,400  $ 6,559,700
 Accounts payable and accrued expenses                   447,800      438,200
 Due to Affiliates                                        31,800        8,100
 Security deposits                                         5,500        7,400
 Other liabilities                                       357,500      250,800
------------------------------------------------------------------------------
                                                       6,841,000    7,264,200
------------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                               (75,700)     (80,400)
 Limited Partners (43,861 units issued and
  outstanding)                                         7,630,100    7,166,900
------------------------------------------------------------------------------
                                                       7,554,400    7,086,500
------------------------------------------------------------------------------
                                                     $14,395,400  $14,350,700
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                                General    Limited
                                                Partner    Partners    Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1, 1997    $(96,000) $5,622,500 $5,526,500
Net income for the year ended December 31,
 1997                                             15,600   1,544,400  1,560,000
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31, 1997   (80,400)  7,166,900  7,086,500
Net income for the six months ended June 30,
 1998                                              4,700     463,200    467,900
-------------------------------------------------------------------------------
Partners' (deficit) capital, June 30, 1998      $(75,700) $7,630,100 $7,554,400
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES X

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                             1998      1997
------------------------------------------------------------------------------
Income:
 Rental                                                    $823,100 $1,144,700
 Interest                                                    55,700     39,500
 Gain on sale of Property                                              764,800
------------------------------------------------------------------------------
                                                            878,800  1,949,000
------------------------------------------------------------------------------
Expenses:
 Interest                                                   156,800    240,900
 Depreciation and amortization                              118,000    121,600
 Property operating:
  Affiliates                                                 15,300      7,400
  Nonaffiliates                                             203,800    217,600
 Real estate taxes                                           88,100     63,700
 Insurance--Affiliate                                        12,200     11,500
 Repairs and maintenance                                     55,400     88,300
 General and administrative:
  Affiliates                                                  3,000      4,700
  Nonaffiliates                                              30,900     30,200
------------------------------------------------------------------------------
                                                            683,500    785,900
------------------------------------------------------------------------------
Net income                                                 $195,300 $1,163,100
------------------------------------------------------------------------------
Net income allocated to General Partner                    $  2,000 $   11,600
------------------------------------------------------------------------------
Net income allocated to Limited Partners                   $193,300 $1,151,500
------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (43,861
 Units outstanding)                                        $   4.41 $    26.25
------------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                      1998       1997
------------------------------------------------------------------------
Income:
 Rental                                            $1,718,000 $2,187,400
 Interest                                             107,900     70,700
 Gain on sale of property                                        764,800
------------------------------------------------------------------------
                                                    1,825,900  3,022,900
------------------------------------------------------------------------
Expenses:
 Interest                                             318,200    495,000
 Depreciation and amortization                        236,000    250,000
 Property operating:
  Affiliates                                           20,600     38,000
  Nonaffiliates                                       414,400    506,900
 Real estate taxes                                    175,600    194,600
 Insurance--Affiliate                                  24,300     26,400
 Repairs and maintenance                              108,600    208,500
 General and administrative:
  Affiliates                                            6,700      7,200
  Nonaffiliates                                        53,600     54,000
------------------------------------------------------------------------
                                                    1,358,000  1,780,600
------------------------------------------------------------------------
Net income                                         $  467,900 $1,242,300
------------------------------------------------------------------------
Net income allocated to General Partner            $    4,700 $   12,400
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  463,200 $1,229,900
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (43,861 Units outstanding)                        $    10.56 $    28.04
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                            1998        1997
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                              $  467,900  $ 1,242,300
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                             236,000      250,000
  (Gain) on sale of Property                                            (764,800)
  Changes in assets and liabilities:
  Decrease in rents receivable                               60,400       13,500
  (Increase) in other assets                                (70,200)      (7,500)
  Increase in accounts payable and accrued expenses           9,600       11,500
  Increase (decrease) in due to Affiliates                   23,700      (11,600)
  Increase in other liabilities                             106,700      188,700
---------------------------------------------------------------------------------
   Net cash provided by operating activities                834,100      922,100
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                  (700)
 (Increase) decrease in investments in debt securities     (498,900)     496,300
 Proceeds from sale of Property                                        4,653,000
 (Increase) in escrow deposits                              (39,100)     (34,000)
---------------------------------------------------------------------------------
   Net cash (used for) provided by investing activities    (538,700)   5,115,300
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Repayment of mortgage loan payable                                   (3,819,700)
 Principal payments on mortgage loans payable              (561,300)    (385,800)
 (Increase) in security deposits                             (1,900)     (15,400)
---------------------------------------------------------------------------------
   Net cash (used for) financing activities                (563,200)  (4,220,900)
---------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents       (267,800)   1,816,500
Cash and cash equivalents at the beginning of the
 period                                                   2,842,100    1,925,700
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period       $2,574,300  $ 3,742,200
---------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                         $  318,200  $   435,700
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES X
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1998

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

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

Certain reclassifications have been made to the previously reported 1997 statements in order to provide comparability with the 1998 statements. These reclassifications had no effect on net income or Partners' (deficit) capital.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. For the quarter and six months ended June 30, 1998, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Partnership Management Fee.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition and provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale or disposition of Partnership properties are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and six months ended June 30, 1998, the General Partner was allocated Net Profits of $2,000 and $4,700, respectively. For the quarter and six months ended June 30, 1997, the General Partner was allocated Net Profits of $11,600 and $12,400, respectively, which included a gain on the sale of property of $7,600.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1998 were as follows:

                                                            Paid
                                                                 Six
                                                       Quarter Months  Payable
------------------------------------------------------------------------------
Asset Manangement Fees                                 $ 8,500 $12,200 $ 1,800
Reimbursement of property insurance premiums, at cost    5,800   6,400  17,900
Real estate commission (b)                                None    None  10,000
Legal                                                    8,900   9,300   1,200
Reimbursement of expenses, at cost:
 --Accounting                                            4,000   4,000     800
 --Investor communication                                1,100   1,100     100
------------------------------------------------------------------------------
                                                       $28,300 $33,000 $31,800
------------------------------------------------------------------------------

(a) As of June 30, 1998, the Partnership owed $10,000 to the General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. In accordance with the Partnership Agreement, the Partnership shall not pay the General Partner or any affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment from the initial investment date.

3. MORTGAGE LOAN PAYABLE:

Mortgage loan payable at June 30, 1998 and December 31, 1997 consisted of the following non-recourse loan:

   Property          Partnership's Share of           Average
    Pledged           Principal Balance at            Interest          Maturity
 as Collateral       6/30/98          12/31/97          Rate              Date
-----------------------------------------------------------------------------------
Glendale Center
 Shopping
 Mall (50%)         $5,998,400       $6,559,700        10.17%(a)        1/1/1999(b)
-----------------------------------------------------------------------------------

(a) This interest rate represents the weighted average for the six months ended June 30, 1998. This interest rate is subject to monthly change in accordance with the provisions of the loan agreement. As of June 30, 1998, the interest rate on this loan was 10.16%.
(b) Upon fulfilling certain covenants, the Partnership has two options to extend the maturity date for one year each.

For additional information regarding the mortgage loan payable, see Notes to the Financial Statements included in the Partnership's Annual Report for the year ended December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Reference is made to the Partnership's Annual Report for the year ended December 31, 1997, for a discussion of the Partnership's business.

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

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its remaining properties for the quarters and six months ended June 30, 1998 and 1997. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                         Comparative Operating Results (a)
                           For the              For the
                       Quarters Ended      Six Months Ended
                     6/30/98   6/30/97    6/30/98    6/30/97
--------------------------------------------------------------
GLENDALE CENTER SHOPPING MALL (50%)
Rental revenues      $817,300 $1,030,900 $1,712,000 $1,899,900
--------------------------------------------------------------
Property net income  $167,000 $  375,900 $  412,100 $  397,200
--------------------------------------------------------------
Average occupancy         88%        91%        88%        91%
--------------------------------------------------------------
REGENCY PARK SHOPPING CENTER (25%) (B)
Rental revenues               $  113,800            $  287,500
--------------------------------------------------------------
Property net income           $   15,500            $   67,600
--------------------------------------------------------------

(a) Excludes certain income and expense items, which are not directly related to individual property operating results such as Partnership interest income and general and administrative expenses or are related to properties previously owned by the Partnership.
(b) Property was sold on June 16, 1997, net income excludes the gain recorded on the sale of the property.

Unless otherwise disclosed, discussions of fluctuations between 1998 and 1997 refer to both the quarters and six months ended June 30, 1998 and 1997.

Net income decreased by $967,800 and $774,400 for the quarter and six months ended June 30, 1998 when compared to the quarter and six months ended June 30, 1997, respectively. The decreases were primarily due to the effects of the 1997 sale of Regency Park Shopping Center ("Regency"). In addition to recognizing a gain on the sale of Regency the decrease was also due to the absence of results from Regency in 1998. The decreases were partially offset by an increase in interest earned on the Partnership's short-term investments, which was to an increase in the amount of cash available for investment.

Net income, exclusive of the results of Regency, increased by $58,100 for the six-month periods under comparison. The increase was primarily due to the increase in interest earned on the Partnership's short-term investments and a slight improvement in the operating results at Glendale Center Shopping Mall ("Glendale"). A 1998 decrease in expenses related to the operation of Glendale was almost entirely offset by the receipt of $150,000 during 1997 as consideration for the early termination of a tenant's lease at Glendale.

Net income, exclusive of the results of Regency, decreased by $175,500 for the quarterly periods under comparison. The decrease was due to the 1997 receipt of the consideration for the early termination of a tenant's lease at Glendale.

The following comparative discussion excludes the results of Regency.

Rental revenues decreased by $213,600 or 20.8% and $187,900 or 9.9% for the quarter and six months ended June 30, 1998 when compared to the quarter and six months ended June 30, 1997, respectively. The decreases were primarily due consideration received for the early termination of tenants' leases in 1997. Also contributing to the decreases was a decrease in tenant reimbursements for common area maintenance. The decreases were partially offset by increases in percentage rental income, which was due to an increase in tenants' sales.

Real estate tax expense increased by $40,200 and $13,400 for the quarterly and six-month periods under comparison, respectively. The increases were primarily due to a reduction in expense for 1997 due to a successful appeal for a reduction in the taxing authority's assessed value of Glendale.

Interest expense decreased by $24,600 and $45,200 for the quarter and six months ended June 30, 1998 when compared to the quarter and six months ended June 30, 1997, respectively. The decreases were primarily due to the effects of principal payments made during the past 18 months on the Glendale mortgage loan.

Property operating expenses decreased by $72,100 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. The decrease was primarily the result of decreases in security and advertising and promotional costs. Property operating expenses remained relatively unchanged for the quarterly periods under comparison.

Repairs and maintenance expenses decreased by $24,500 and $83,800 for the quarter and six months ended June 30, 1998 when compared to the quarter and six months ended June 30, 1997, respectively. The decrease was primarily due to a decrease in snow removal for the six-month periods under comparison. In addition the decreases for the quarterly and six-month periods under comparison were due to an overall general decline in repair and maintenance expenses.

To increase and/or maintain occupancy levels at the Partnership's remaining property, the General Partner, through its asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

direct mail campaigns and development of property brochures; 2) early renewal of existing tenant's leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

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

                                                           Comparative
                                                            Cash Flow
                                                             Results
                                                           For the Six
                                                          Months Ended
                                                       6/30/98     6/30/97
-----------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $ 142,600  $   341,700
Items of reconciliation:
 Principal payments on mortgage loans                   561,300      385,800
 (Increase) decrease in current assets                   (9,800)       6,000
 Increase in current liabilities                        140,000      188,600
-----------------------------------------------------------------------------
Net cash provided by operating activities             $ 834,100  $   922,100
-----------------------------------------------------------------------------
Net cash (used for) provided by investing activities  $(538,700) $ 5,115,300
-----------------------------------------------------------------------------
Net cash (used for) financing activities              $(563,200) $(4,220,900)
-----------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $199,100 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997 was primarily due to an increase in principal payments on the mortgage loan collateralized by Glendale.

The decrease in the Partnership's cash position of $267,800 for the six months ended June 30, 1998 was primarily the result of regularly scheduled principal payments on mortgage debt and net increases in the Partnership's investments in debt securities exceeding net cash provided by operating activities.

The decrease in net cash provided by operating activities of $88,000 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997 was primarily due to the timing of the payment of certain expenses at Glendale. The decrease was partially offset by the increase in interest earned on the Partnership's short-term investments.

Net cash provided by (used for) investing activities changed from $5,115,300 for the six months ended June 30, 1997 to $(538,700) for the six months ended June 30, 1998. The change was primarily due to the 1997 sale of Regency. Also contributing to the change was the 1997 maturity of the Partnership's investments in debt securities together with an increase in investments in debt securities during 1998.

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

Net cash used for financing activities decreased by $3,657,700 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. The decrease was due primarily to the 1997 repayment of the mortgage loan collateralized by Regency. The mortgage loan collateralized by Glendale contains provisions that require that a portion of the cash generated by Glendale be utilized to reduce the outstanding principal balance. This mortgage loan matures in January 1999. Subject to fulfilling covenants the Partnership has two extension options of one year each. Any potential extension or refinancing could result in the Partnership having to further reduce the principal balance on the mortgage loan.

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

As a result of the future tenancy matters at Glendale together with the requirements of its mortgage loan, both referred to above, the General Partner believes that it is in the best interest of the Partnership to retain all cash available. Accordingly, distributions to Limited Partners continue to be suspended. For the six months ended June 30, 1998, Cash Flow (as defined in the Partnership Agreement) of $142,600 was retained to supplement working capital reserves. The amount of future distributions to Partners will ultimately be dependent upon the performance of Glendale as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements. There can be no assurance as to the amount and/or availability of cash for future distributions to Partners.

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

                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a) Exhibits:  None

     (b) Reports on Form 8-K:

     There were no reports filed by the Partnership on Form 8-K for the quarter ended June 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X

                                By: FIRST CAPITAL FINANCIAL CORPORATION
                                    GENERAL PARTNER

Date:  August 14, 1998          By: /s/  DOUGLAS CROCKER II
       ---------------              -----------------------
                                         DOUGLAS CROCKER II
                                    President and Chief Executive Officer

Date:  August 14, 1998          By: /s/  NORMAN M. FIELD
       ---------------              -----------------------
                                         NORMAN M. FIELD
                                    Vice President - Finance and Treasurer