Form 10-Q
period 1998-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 1998-11-13
CIK 750301

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended       September 30, 1998
                            -------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                      to
                                   --------------------    -----------------

    Commission File Number      0-14121
                             -------------


               First Capital Income Properties, Ltd. - Series X
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                              59-2417973
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

   Two North Riverside Plaza, Suite 1000, Chicago, Illinois          60606-2607
-----------------------------------------------------------        -------------
       (Address of principal executive offices)                      (Zip Code)

                                (312) 207-0020
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


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

The Partnership, in addition to being in the operation of properties phase, is in the disposition phase of its life cycle. During the disposition phase of its life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Components of the Partnership's operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. Through September 30, 1998, the Partnership has sold all of its real property investments with the exception of its 50% interest in Glendale Center Shopping Mall ("Glendale").

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters and nine months ended September 30, 1998 and 1997. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                            Comparative Operating Results (a)
                              For the             For the
                          Quarters Ended     NIne Months Ended
                         9/30/98  9/30/97   9/30/98    9/30/97
----------------------------------------------------------------
GLENDALE CENTER SHOPPING MALL (50%)
Rental revenues          $800,100 $847,900 $2,512,000 $2,747,800
----------------------------------------------------------------
Property net income (b)  $149,100 $124,500 $  561,200 $  521,700
----------------------------------------------------------------
Average occupancy             84%      89%        87%        90%
----------------------------------------------------------------
REGENCY PARK SHOPPING CENTER (25%) (C)
Rental revenues                                       $  287,600
----------------------------------------------------------------
Property net income                                   $   63,400
----------------------------------------------------------------

(a) Excludes certain income and expense items, which are not directly related to individual property operating results such as Partnership interest income and general and administrative expenses or are related to properties previously owned by the Partnership.
(b) Property net income excludes provision for value impairment recorded for the quarter and nine months ended September 30, 1998.
(c) Property was sold on June 16, 1997. Property net income excludes the gain recorded on the sale of the property.

Unless otherwise disclosed, discussions of fluctuations between 1998 and 1997 refer to both the quarters and nine months ended September 30, 1998 and 1997.

Net income (loss) changed from $145,800 for the quarter ended September 30, 1997 to $(1,818,300) for the quarter ended September 30, 1998. The change was primarily due the provision for value impairment record in 1998 for Glendale. The change was partially offset by improved operating results at Glendale, which was due to a decline in operating expenses partially offset by a decline in rental revenues.

Net income (loss) changed from $1,388,100 for the nine months ended September 30, 1997 to $(1,350,400) for the nine months ended September 30, 1998. The change was primarily due to the 1998 provision for value impairment recorded for Glendale and the 1997 gain recognized on the sale of Regency Park Shopping Center ("Regency"). Also contributing to the change was the absence of 1998 results from Regency due to its 1997 sale. The decrease was partially offset by improved operating results at Glendale and an increase in interest earned on the Partnership's short-term investments due to an increase in cash available for investment.

Net income, exclusive of the provision impairment on Glendale and the operating results, provision for value impairment and gain on sale of Regency, increased by $35,900 and $85,200 for the quarterly and nine-month periods under comparison, respectively. The increases were primarily due the improved operating results at Glendale and the increase in interest earned on the Partnership's short-term investments.

The following comparative discussion includes the results of Glendale only.

Rental revenues decreased by $47,800 or 5.6% and $235,700 or 8.6% for the quarter and nine months ended September 30, 1998 when compared to the quarter and nine months ended September 30, 1997, respectively. The decrease for the nine-month periods under comparison was primarily due to the 1997 receipt for the early termination of tenants' leases. The decreases for the quarterly and nine-month periods under comparison were also due to a reduction in base rental income, which was due to the decline in average occupancy. The decreases were also due to a reduction in tenant reimbursements for common area maintenance and real estate taxes, which can also be attributed to the decline in average occupancy.

Real estate tax expense decreased by $12,900 for the quarterly periods under comparison. The decrease was primarily due to a reduction in estimated expense for 1998, which is due to a projected lower assessed rate due to successful appeals. Real estate tax expense remained relatively unchanged for the nine-month periods under comparison.

Interest expense decreased by $25,200 and $70,300 for the quarterly and nine-month periods under comparison, respectively. The decreases were primarily due to the effects of principal payments made during the past 21 months on the Glendale mortgage loan.

Property operating expenses decreased by $27,900 and $96,200 for the quarter and nine months ended September 30, 1998 when compared to the quarter and nine months ended September 30, 1997, respectively. The decreases were primarily the result of decreases in security, utility and advertising and promotional costs at Glendale.

Repairs and maintenance expenses decreased by $10,900 and $94,200 for the quarter and nine months ended September 30, 1998 when compared to the quarter and nine months ended September 30, 1997, respectively. The decrease was primarily due to a reduction in snow removal for the nine-month periods under comparison. In addition, the decreases for the quarterly and nine-month periods under comparison were due to a reduction in ordinary repairs to the interior and exterior of the property.

To increase and/or maintain occupancy levels at the Partnership's remaining property, the General Partner, through its asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of property brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs those tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers;
5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining property. Cash Flow (as defined

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                                                          Comparative
                                                       Cash Flow Results
                                                          For the Nine
                                                          Months Ended
                                                      9/30/98      9/30/97
-----------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $  287,200  $   328,800
Items of reconciliation:
 Principal payments on mortgage loans                   716,000      669,500
 Decrease in current assets                               6,400       51,700
 Increase in current liabilities                        218,400      247,300
-----------------------------------------------------------------------------
Net cash provided by operating activities            $1,228,000  $ 1,297,300
-----------------------------------------------------------------------------
Net cash provided by investing activities            $  433,000  $ 5,085,400
-----------------------------------------------------------------------------
Net cash (used for) financing activities             $ (718,000) $(4,505,100)
-----------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $41,600 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997 was primarily due to the increase in principal payments on the mortgage loan collateralized by Glendale. The decrease was partially offset by an increase in net income, exclusive of depreciation, amortization, provision for value impairment and gain on sale.

The increase in the Partnership's cash position of $943,000 for the nine months ended September 30, 1998 was primarily the result of net cash provided by operating activities and the partial liquidation of the Partnership's investments in debt securities exceeding regularly scheduled principal payments on mortgage debt.

The decrease in net cash provided by operating activities of $69,300 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997 was primarily due to the timing of the collection of receipts and the payment of certain expenses at Glendale. The decrease was partially offset by the increase in net income, exclusive of depreciation, amortization, provision for value impairment and gain on sale, as previously discussed.

Net cash provided by investing activities decreased by $4,652,400 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. The decrease was due to the proceeds received from the 1997 sale of Regency.

Investments in debt securities are a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment grade and mature less than one year from their date of purchase.

Net cash used for financing activities decreased by $3,787,100 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. The decrease was due primarily to the 1997 repayment of the mortgage loan collateralized by Regency in connection with its sale. The decrease was partially offset by an increase in principal payments on the mortgage loan collateralized by Glendale.

The Partnership has informed its lender of its intention to exercise its first of two options to extend the maturity of the mortgage loan collateralized by Glendale. Pursuant to the covenants of the extension, the Partnership was required to reduce the Partnership's share of principal balance outstanding to $5,625,000 by December 31, 1998. In October 1998, the Partnership paid $114,500 to comply with the extension requirements. Under the extension the loan continues to have covenants that require that a portion of the cash generated by Glendale be utilized to reduce the outstanding principal balance. Effective with the first extension option, the loan matures in January 2000. Subject to fulfilling covenants, the Partnership has one extension option of one year.

As more fully discussed in the Partnership's Annual Report for the year ended December 31, 1997, the future tenancy level at Glendale is uncertain. The potential loss of one or both of its anchor tenants at their lease termination date (January 2001) would have a dramatic negative impact on the operations of the property. The General Partner is exploring alternatives for Glendale, which includes, but is not limited to, the sale of the property.

The Year 2000 problem is the result of the inability of existing computer programs to distinguish between a year beginning with "20" rather than "19". This is the result of computer programs using two rather than four digits to define an applicable year. If not corrected, any program having time-sensitive software may recognize a date using "00" as the year 1900 rather than year 2000. This could result in a variety of problems including miscalculations, loss of data and failure of entire systems. Critical areas that could be effected are accounts receivable and rent collections, accounts payable, general ledger, cash management, fixed assets, investor services, computer hardware, telecommunications systems and health, security, fire and life safety systems.

The Partnership has engaged Affiliated and unaffiliated entities to perform all of its critical function that utilize software that may have time-sensitive applications. All of these service providers are providing these services for their own organizations as well as for their clients. The General Partner, on behalf of the Partnership, has been in close communication with each of these service providers regarding the steps that they are taking to assure that there will be no serious interruption of the operations of the Partnership resulting from Year 2000 problems. Based on the results of these inquiries, as well as a review of the disclosures by these service providers, the General Partner believes that the Partnership will be able to continue normal business operations and will incur no material costs related to Year 2000 issues.

The Partnership has not formulated a contingency plan. However, the General Partner believes that based on the size of the Partnership's portfolio and its limited number of transactions, aside from catastrophic failures of banks, governmental agencies, etc., it could carry out substantially all of its critical operations on a manual basis or easily convert to systems that are Year 2000 compliant.

As a result of the future tenancy matters at Glendale together with the cash requirements of its mortgage loan, both referred to above, the General Partner believes that it is in the best interest of the Partnership to retain all cash available. Accordingly, distributions to Limited Partners continue to be suspended. For the nine months ended September 30, 1998, Cash Flow (as defined by the Partnership Agreement) of $312,200 was retained to supplement working capital reserves. The amount of future distributions to Partners will ultimately be dependent upon the performance of Glendale as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements. There can be no assurance as to the amount and/or availability of cash for future distributions to Partners.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be significantly less than such Limited Partners' Original Capital Contribution.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  September 30,
                                                      1998      December 31,
                                                   (Unaudited)      1997
----------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                              $ 2,887,600  $ 2,887,600
 Buildings and improvements                         12,019,600   14,018,900
----------------------------------------------------------------------------
                                                    14,907,200   16,906,500
Accumulated depreciation and amortization           (7,141,300)  (6,817,300)
----------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                      7,765,900   10,089,200
Cash and cash equivalents                            3,785,100    2,842,100
Investment in debt securities                          486,700      982,000
Rents receivable                                       276,600      297,400
Escrow deposits                                        162,000      100,400
Other assets (including loan acquisition costs,
 net of accumulated amortization of $145,100 and
 $115,500, respectively)                                24,400       39,600
----------------------------------------------------------------------------
                                                   $12,500,700  $14,350,700
----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                            $ 5,843,700  $ 6,559,700
 Accounts payable and accrued expenses                 542,900      438,200
 Due to Affiliates                                      15,100        8,100
 Security deposits                                       5,400        7,400
 Other liabilities                                     357,500      250,800
----------------------------------------------------------------------------
                                                     6,764,600    7,264,200
----------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                             (93,900)     (80,400)
 Limited Partners (43,861 units issued and
  outstanding)                                       5,830,000    7,166,900
----------------------------------------------------------------------------
                                                     5,736,100    7,086,500
----------------------------------------------------------------------------
                                                   $12,500,700  $14,350,700
----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                              General    Limited
                                              Partner    Partners     Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1, 1997  $(96,000) $5,622,500  $5,526,500
Net income for the year ended December 31,
 1997                                           15,600   1,544,400   1,560,000
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1997                                          (80,400)  7,166,900   7,086,500
Net (loss) for the nine months ended
 September 30, 1998                            (13,500) (1,336,900) (1,350,400)
-------------------------------------------------------------------------------
Partners' (deficit) capital, September 30,
 1998                                         $(93,900) $5,830,000  $5,736,100
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES X
STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                        1998        1997
--------------------------------------------------------------------------
Income:
 Rental                                              $   795,700  $848,000
 Interest                                                 56,900    52,200
--------------------------------------------------------------------------
                                                         852,600   900,200
--------------------------------------------------------------------------
Expenses:
 Interest                                                154,200   179,400
 Depreciation and amortization                           117,600   120,500
 Property operating:
  Affiliates                                               4,300    12,400
  Nonaffiliates                                          221,400   241,200
 Real estate taxes                                        87,500    99,700
 Insurance--Affiliate                                     14,300    13,300
 Repairs and maintenance                                  50,500    61,400
 General and administrative:
  Affiliates                                               1,300     2,200
  Nonaffiliates                                           19,800    19,800
 Provision for value impairment                        2,000,000
 Additional expenses on sale of property                             4,500
--------------------------------------------------------------------------
                                                       2,670,900   754,400
--------------------------------------------------------------------------
Net (loss) income                                    $(1,818,300) $145,800
--------------------------------------------------------------------------
Net (loss) income allocated to General Partner       $   (18,200) $  1,500
--------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners      $(1,800,100) $144,300
--------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners per
 Unit (43,861 Units outstanding)                     $    (41.04) $   3.29
--------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                        1998         1997
----------------------------------------------------------------------------
Income:
 Rental                                              $ 2,513,700  $3,035,400
 Interest                                                164,800     122,900
 Gain on sale of property                                            760,300
----------------------------------------------------------------------------
                                                       2,678,500   3,918,600
----------------------------------------------------------------------------
Expenses:
 Interest                                                472,400     674,400
 Depreciation and amortization                           353,600     370,500
 Property operating:
  Affiliates                                              24,900      50,400
  Nonaffiliates                                          635,800     748,100
 Real estate taxes                                       263,100     294,300
 Insurance--Affiliate                                     38,600      39,700
 Repairs and maintenance                                 159,100     269,900
 General and administrative:
  Affiliates                                               8,000       9,400
  Nonaffiliates                                           73,400      73,800
 Provision for value impairment                        2,000,000
----------------------------------------------------------------------------
                                                       4,028,900   2,530,500
----------------------------------------------------------------------------
Net (loss) income                                    $(1,350,400) $1,388,100
----------------------------------------------------------------------------
Net (loss) income allocated to General Partner       $   (13,500) $   13,900
----------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners      $(1,336,900) $1,374,200
----------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners per
 Unit (43,861 Units outstanding)                     $    (30.48) $    31.33
----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1998         1997
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss) income                                   $(1,350,400) $ 1,388,100
 Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
  Depreciation and amortization                          353,600      370,500
  (Gain) on sale of Property                                         (760,300)
  Provision for value impairment                       2,000,000
  Changes in assets and liabilities:
  Decrease in rents receivable                            20,800       52,300
  (Increase) in other assets                             (14,400)        (600)
  Increase in accounts payable and accrued expenses      104,700       85,800
  Increase (decrease) in due to Affiliates                 7,000      (24,300)
  Increase in other liabilities                          106,700      185,800
------------------------------------------------------------------------------
   Net cash provided by operating activities           1,228,000    1,297,300
------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements               (700)
 Decrease in investments in debt securities              495,300      496,300
 Proceeds from sale of Property                                     4,648,600
 (Increase) in escrow deposits                           (61,600)     (59,500)
------------------------------------------------------------------------------
   Net cash provided by investing activities             433,000    5,085,400
------------------------------------------------------------------------------
Cash flows from financing activities:
 Repayment of mortgage loan payable                                (3,819,800)
 Principal payments on mortgage loans payable           (716,000)    (669,500)
 (Decrease) in security deposits                          (2,000)     (15,800)
------------------------------------------------------------------------------
   Net cash (used for) financing activities             (718,000)  (4,505,100)
------------------------------------------------------------------------------
Net increase in cash and cash equivalents                943,000    1,877,600
Cash and cash equivalents at the beginning of the
 period                                                2,842,100    1,925,700
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period   $ 3,785,100  $ 3,803,300
------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                     $   472,400  $   674,400
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES X
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1998
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred. Effective July 1, 1998, the Partnership recognizes rental income that is contingent upon tenants' achieving specified targets only to the extent that such targets are attained.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. The joint venture was formed for the purpose of acquiring a 100% interest in certain real property and is operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the venture's revenues; expenses, assets, liabilities and Partners' capital is included in the financial statements.

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

The Partnership evaluates its rental property for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from such property is less than its carrying basis. Upon determination that a permanent impairment has occurred, the rental property is reduced to estimated fair value. Except as disclosed in Note 4, management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

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

Investments in debt securities are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximates fair market value. All of these securities had a maturity of less than one year when purchased.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. For the quarter and nine months ended September 30, 1998, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Partnership Management Fee.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition and provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 1998, the General Partner was allocated Net (Losses) of $(18,200) and $(13,500), respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1998 were as follows:

                                                         Paid
                                                  Quarter Nine Months Payable
-----------------------------------------------------------------------------
Asset management fees                             $ 3,000   $15,200   $ 1,100
Reimbursement of property insurance premiums, at
 cost                                              32,100    38,500      None
Real estate commission (a)                           None      None    10,000
Legal                                               9,300    18,600     2,500
Reimbursement of expenses, at cost:
 --Accounting                                         900     4,900     1,100
 --Investor communication                           1,100     2,100       400
-----------------------------------------------------------------------------
                                                  $46,400   $79,300   $15,100
-----------------------------------------------------------------------------

(a) As of September 30, 1998, the Partnership owed $10,000 to the General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. In accordance with the Partnership Agreement, the Partnership shall not pay the General Partner or any affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment from the initial investment date.

3. MORTGAGE LOAN PAYABLE:

Mortgage loan payable at September 30, 1998 and December 31, 1997 consisted of the following nonrecourse loan:

                                Partnership's Share
                               of principal balance  Average
     Property Pledged as                at           Interest   Maturity
         Collateral             9/30/98    12/31/97    Rate       Date
---------------------------------------------------------------------------
Glendale Center Shopping Mall
 (50%)                         $5,843,700 $6,559,700  10.16%(a) 1/1/2000(b)
---------------------------------------------------------------------------

(a) This interest rate represents the weighted average for the nine months ended September 30, 1998, and is subject to change monthly in accordance with the provisions of the loan agreement. As of September 30, 1998, the interest rate on this loan was 10.125%.
(b) The Partnership has advised the lender of its intention to exercise the first of its two options to extend the maturity date for one year. In connection with the exercise of the option, the Partnership is required to make sufficient principal payments to reduce the Partnership's share of principal balance to $5,625,000 by December 31, 1998. In October 1998, the Partnership made an unscheduled principal payment of $114,500. This payment, together with the regularly scheduled payment requirements, will bring the principal balance to $5,625,000 by December 31, 1998.

For additional information regarding the mortgage loan payable, see Notes to the Financial Statements included in the Partnership's Annual Report for the year ended December 31, 1997.

4. ASSET HELD FOR DISPOSITION:

The mortgage loan collateralized by Glendale Center Shopping Mall ("Glendale"), matures in January 2000. While the Partnership has the option to extend the maturity date for one year, the exercise of such option would require the payment of a fee together with a requirement to dedicate much of Glendale's cash flow to service the loan. During the past two years, Glendale has experienced a reduction in its occupancy. In addition, the leases for both of Glendale's anchor tenants, representing approximately 61% of the net leasable square footage of the mall, expire in January 2001. In connection with these issues, the General Partner believes that it is in the best interest of the Partnership to sell the property. Accordingly, effective October 1, 1998, the Partnership has classified Glendale as "Held for Disposition."

The Partnership's share of Glendale's net operating results (exclusive of provision for value impairment) were $149,100 and $124,500, respectively, for the quarters ended September 30, 1998 and 1997 and $561,200 and $521,700, respectively, for the nine months ended September 30, 1998 and 1997.

After researching the market where Glendale is located, the General Partner believes that the Partnership will not realize its carrying basis from the sale of the property. Accordingly, the Partnership has recorded a provision for value impairment in the amount of $2,000,000 for the quarter ended September 30, 1998. This provision for value impairment is considered a noncash event for the purposes of Statements of Cash Flows and was not utilized in the determination of Cash Flow (as defined in the Partnership Agreement).

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X

                            By: FIRST CAPITAL FINANCIAL CORPORATION
                                GENERAL PARTNER

Date:  November 13, 1998    By:      /s/ DOUGLAS CROCKER II
       -----------------        -------------------------------------
                                         DOUGLAS CROCKER II
                                President and Chief Executive Officer

Date:  November 13, 1998    By:       /s/ NORMAN M. FIELD
       -----------------        -------------------------------------
                                          NORMAN M. FIELD
                                Vice President - Finance and Treasurer

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a) Exhibits: None

     (b) Reports on Form 8-K:

     There were no reports filed on Form 8-K for the quarter ended September 30, 1998.