Form 10-K405
period 1998-12-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 1999-03-26
CIK 750301

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended        December 31, 1998
                              --------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                   to
                                   -----------------    ------------------

Commission File Number                       0-14121
                       ---------------------------------------------------

               First Capital Income Properties, Ltd. - Series X
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Florida                                           59-2417973
------------------------------------                     ----------------------
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois         60606-2607
-------------------------------------------------------  ----------------------
      (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code            (312) 207-0020
                                                        -----------------------
Securities registered pursuant to Section 12(b) of
the Act:                                                           NONE
                                                        -----------------------
Securities registered pursuant to Section 12(g) of
the Act:                                               Limited Partnership Units
                                                       -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:

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

ITEM 1.  BUSINESS
-------  --------

The registrant, First Capital Income Properties, Ltd. - Series X (the "Partnership") is a limited partnership organized in 1984 under the Florida Uniform Limited Partnership Law. The Partnership sold 43,861 Limited Partnership Units (the "Units") to the public from September 1984 to September 1985, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission. Unless otherwise defined herein, capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The Partnership was formed to invest primarily in existing or to-be-developed real estate, such as shopping centers, warehouses, office buildings, and, to a lesser extent, in other types of income-producing commercial real estate. From December 1984 to February 1988, the Partnership made one real property investment, purchased 50% interests in two joint ventures and a 25% interest in one joint venture each with Affiliated partnerships. These joint ventures were each formed for the purpose of acquiring a 100% interest in certain real property and, prior to dissolution are operated under the common control of First Capital Financial Corporation (the "General Partner"). Through December 31, 1998, the Partnership has sold its real property investment and, with Affiliated partnerships, dissolved two of the joint ventures following the disposition or sale of the real property investments. As of March 1999, Glendale Center Shopping Mall ("Glendale"), the Partnership's remaining investment in real property, is under contract to be sold. For additional information, see Note 7 of Notes to Financial Statements.

Property management services for the Partnership's real estate investment is provided by an independent management company for fees calculated as a percentage of gross rents received from the properties.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. The property owned by the Partnership frequently competes for tenants with similar properties owned by others.

As of March 1, 1999, there were 23 employees at the Partnership's property for on-site property maintenance and administration.

ITEM 2.  PROPERTIES
-------  ----------

As of December 31, 1998, the Partnership owned a 50% interest in a joint venture that owned, in fee simple, Glendale, located in Indianapolis, Indiana. Glendale is encumbered by a first mortgage. For details of the material terms of the mortgage, refer to Note 4 of Notes to Financial Statements. Glendale has 654,772 net leasable square feet of which 88%, 89%, 91%, 93% and 93%, was occupied as of December 31, 1998, 1997, 1996, 1995 and 1994, respectively. The average annual rental per square foot, as computed by dividing the property's base revenues by its average occupied square footage, for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 was $5.61, $5.65, $5.66, $5.48 and
$5.55 respectively. As of December 31, 1998, there were 50 tenants at Glendale, two of which occupied ten percent or more of the rentable square footage.

For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of Glendale allocable to real property (exclusive of land), and all improvements thereafter over useful lives ranging from 18 years to 39 years, utilizing the Accelerated Cost Recovery System ("ACRS"). Other depreciable assets were depreciated over their applicable recovery periods. In the opinion of the General Partner, Glendale is adequately insured and serviced by all necessary utilities. The Partnership's share of 1998 real estate taxes for Glendale was $336,200.

------- ----------

For additional information regarding Glendale's operating results, see Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table summarizes the principal provisions of the leases for each of the tenants which occupy ten percent or more of the leasable square footage at Glendale:

                                Partnership's Share of per annum                                        Renewal
                                       Base Rents (a) for                            Percentage of      Options
                                --------------------------------                      Net Leasable     (Renewal
                                                  Final Twelve       Expiration      Square Footage    Options /
                                    1999         Months of Lease    Date of Lease       Occupied        Years)
                                -------------    ---------------    -------------    --------------    ---------
Glendale
---------------------------
L .S. Ayres & Co.                                                                                        1 / 18
  (department store)            $     194,100     $      194,100      1/31/2001           36%            3 / 30
Lazarus                                                                                                  1 / 18
  (department store)            $     128,700     $      128,700      1/31/2001           25%            3 / 30

(a) The Partnership's share of per annum base rents for each of the tenants listed above for the years between 1999 and the final twelve months for each of the above leases is no lesser or greater than the amounts listed in the above table.

The amounts in the following table represents the Partnership's portion of base rental income from leases in the year of expiration (assuming no lease renewals) through the year ending December 31, 2008:

                    Number                                   Base Rents in Year           % of Total Base
   Year           of Tenants           Square Feet            of Expiration (a)              Rents (b)
----------     ----------------     -----------------     ------------------------     ---------------------
 1999                 14                  49,983                  $ 83,500                      5.71%
 2000                  7                  13,634                  $ 76,000                      5.76%
 2001                  6                 409,195                  $ 78,900                      8.52%
 2002                  5                  24,728                  $118,200                     14.73%
 2003                  4                  13,400                  $ 90,400                     14.08%
 2004                  4                  15,316                  $ 40,900                      8.90%
 2005                  1                   4,718                  $ 37,700                      8.90%
 2006                  6                  26,153                  $ 38,500                     19.95%
 2007                  2                   6,934                  $ 64,600                     43.22%
 2008                  1                   8,494                  $ 42,500                    100.00%

(a) Represents the Partnership's portion of base rents to be collected on expiring leases in calendar year of expiration.

(b) Represents the Partnership's portion of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases in effect as of December 31, 1998.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1998. Ordinary routine legal matters incidental to the business which was not deemed material were pursued during the quarter ended December 31, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

(a, b, c & d)   None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
-------  ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1999, there were 3,008 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                                  --------------------------------------------------------
                             1998         1997         1996         1995         1994
------------------------------------------------------------------------------------------
Total revenues            $ 3,548,500  $ 4,731,800  $ 4,299,700  $ 4,288,100  $ 5,913,000
Net (loss) income         $(1,044,300) $ 1,560,000  $(2,332,100) $(7,271,600) $  (949,100)
Net (loss) income
 allocated to Limited
 Partners                 $(1,033,900) $ 1,544,400  $(2,308,800) $(7,198,900) $(1,192,200)
Net (loss) income
 allocated to Limited
 Partners per Unit
 (43,861 Units
 outstanding) (a)         $    (23.57) $     35.21  $    (52.64) $   (164.13) $    (27.18)
Total assets              $12,438,100  $14,350,700  $17,384,800  $20,522,900  $26,495,200
Mortgage loans payable    $ 5,570,800  $ 6,559,700  $11,194,100  $11,998,000  $10,648,600
OTHER DATA:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $ 7,765,900  $10,089,200  $14,416,200  $17,381,000  $24,728,800
Number of real property
 interests owned at
 December 31                        1            1            2            2            2
------------------------------------------------------------------------------------------
(a) Net (loss) per Unit allocated to Limited Partners for 1994 included an extraordinary gain on extinguishment of debt.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                       For the Years Ended December 31,
                                  --------------------------------------------------------
                             1998         1997         1996         1995         1994
------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $   330,300  $   436,700  $   191,900  $   288,600  $   651,400
Items of reconciliation:
 Principal payments on
  mortgage loans payable      988,900      814,600      803,900      500,600       33,800
 Changes in current
  assets and
  liabilities:
  Decrease in current
   assets                     124,100      138,100       13,900       26,600      334,700
  Increase (decrease) in
   current liabilities        118,000       55,400       (6,100)     (55,300)    (542,900)
------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $ 1,561,300  $ 1,444,800  $ 1,003,600  $   760,500  $   477,000
------------------------------------------------------------------------------------------
Net cash (used for)
 provided by investing
 activities               $(2,610,500) $ 4,121,100  $  (725,200) $  (743,300) $  (418,300)
------------------------------------------------------------------------------------------
Net cash (used for)
 provided by financing
 activities               $(1,014,100) $(4,649,500) $  (816,800) $ 1,354,600  $(4,018,100)
------------------------------------------------------------------------------------------

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

The Partnership commenced the Offering of Units on September 25, 1984 and terminated the Offering on September 24, 1985, upon the sale of 43,861 Units. From December 1984 to February 1988, the Partnership acquired four real property interests, including two 50% joint venture interests and one 25% joint venture interest.

In 1992, the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. Through December 31, 1998, the Partnership has sold one real property investment and liquidated two joint venture investments.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1998, 1997 and 1996. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                          Comparative Operating Results
                         (a) For the Years Ended December
                                       31,
                         ----------------------------------
                            1998        1997        1996
------------------------------------------------------------
GLENDALE CENTER SHOPPING MALL (50%)
Rental revenues          $3,313,400  $3,470,000  $3,572,300
------------------------------------------------------------
Property net income (b)  $  834,700  $  657,100  $  331,500
------------------------------------------------------------
Average occupancy                87%         90%         91%
------------------------------------------------------------
REGENCY PARK SHOPPING CENTER (25%)
Rental revenues                      $  285,000  $  599,300
------------------------------------------------------------
Property net income (c)              $   17,800  $   10,500
------------------------------------------------------------
Average occupancy                                        90%
------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Property net income excludes losses from provisions for value impairment of $2,000,000 and $2,700,000, for the years ended December 31, 1998 and 1996, respectively (see Note 7 of Notes to Financial Statements for additional information).
(c) This property was sold in June 1997. Property net income excludes a gain of $799,400 recorded on the sale (see Note 6 of Notes to Financial Statements for additional information).

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31,
1997
Net income (loss) changed from $1,560,000 for the year ended December 31, 1997 to $(1,044,300) for the year ended December 31, 1998. The change was primarily due to the gain recorded on the 1997 sale of Regency Park Shopping Center ("Regency") and the 1998 provision for value impairment recorded on Glendale Center Shopping Mall ("Glendale").

Net income, exclusive of Regency and the provision for value impairment, increased by $212,900 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily due to improved operating results at Glendale. The increase was also due to an increase in interest earned on the Partnership's short-term investments due to an increase in the average cash available for investment during 1998.

The following comparative discussion includes the operating results of Glendale only.

Rental revenues decreased by $156,600 or 4.5% for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily the result of the effects of the 1997 early termination of a tenant's lease. This early termination resulted in additional revenues in 1997 and reduced occupancy in 1998. The decrease was also the result of a decrease in tenant reimbursements for common area maintenance, due to an overestimate of 1997 tenant reimbursements payable in 1998. The decrease was also due to a decrease in base rents, which is due to the decline in average occupancy.

Interest expense decreased by $100,800 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily due to the effects of principal payments made during the past 24 months on Glendale's mortgage loan.

Repairs and maintenance expenses decreased by $90,300 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily due to a decrease in snow removal costs. In addition, the decrease was due to a reduction in ordinary repairs to the interior and exterior of the property.

Property operating expenses decreased by $94,000 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily due to a decrease in security, utility, advertising and promotional costs at the property.

Real estate tax expense increased by $88,000 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily due to an overestimate of 1996 taxes payable in 1997.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996
Net (loss) income changed from $(2,332,100) for the year

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

ended December 31, 1996 to $1,560,000 for the year ended December 31, 1997. The change was primarily due to the provision for value impairment recorded in 1996 on Glendale and the gain on sale recorded in 1997 for Regency.

Net income exclusive of provisions for value impairment and the gain on sale and operating results of Regency increased by $385,400 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to improved operating results at Glendale together with an increase in interest income earned on the Partnership's short-term investments. The increase in interest income was primarily due to an increase in the average amount of cash available for investment during 1997.

The following comparative discussion includes the operating results of Glendale only.

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

Real estate taxes decreased by $214,300 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to a successful appeal of taxing authorities' assessed value of Glendale. As a result of a decreased assessed value, the Partnership paid lower taxes during 1997 for tax year 1996 than previously estimated.

Property operating expenses decreased by $112,900 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to a decrease in personnel, professional, security and utility costs, partially offset by an increase in advertising and promotional costs.

Interest expense decreased by $60,000 for the year ended December 31,1997 when compared to the year ended December 31, 1996. The decrease was primarily due to the effects of principal payments made during the past 24 months on the Glendale mortgage loan.

Depreciation and amortization expense decreased by $29,200 for the year ended December 31,1997 when compared to the year ended December 31, 1996. The decrease was primarily due to the provision for value impairment recorded in 1996, which reduced the depreciable basis of Glendale's assets.

To increase and/or maintain the occupancy level at the Partnership's remaining property, the General Partner, through its asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early termination of existing tenant leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area and 6) providing rental concessions or competitively pricing rental rates, depending on market conditions.

The rate of inflation has remained relatively stable and has had a minimal impact on the operating results of the Partnership. The nature of various tenant lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for: 1) annual rent increases based on the Consumer Price Index or graduated rental increases;
2) percentage rentals for which the Partnership receives as additional rent a percentage of a tenant's sales over predetermined amounts and 3) total or partial tenant reimbursement of property operating expenses including real estate taxes.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining property. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The second table in Selected Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

The decrease in Cash Flow (as defined in the Partnership Agreement) of $106,400 for the year ended December 31, 1998 when compared to the year ended December 31, 1997 was primarily due to the increase in principal payments on the mortgage loan collateralized by Glendale together with the 1998 absence of operations of Regency. The decrease was partially offset by an increase in Glendale's net income, exclusive of depreciation, amortization and provision for value impairment.

The decrease in the Partnership's cash position of $2,063,300 during the year ended December 31, 1998 was primarily the result of the Partnership utilizing its cash reserves to increase its investment in debt securities. The decrease was partially offset by net cash provided by operating activities exceeding principal payments on mortgage loans and escrow deposits. Liquid assets of the Partnership as of December 31, 1998 were comprised of amounts held for working capital purposes.

The increase in net cash provided by operating activities of $116,500 for the year ended December 31, 1998 when compared to the year ended December 31, 1997, was primarily the result of improved operating results at Glendale, exclusive of depreciation and amortization, as previously discussed.

Net cash provided by (used for) investing activities changed from $4,121,100 for the year ended December 31, 1997 to $(2,610,500) for the year ended December 31, 1998. The change was due primarily to the proceeds received from the 1997 sale of Regency and the Partnership's 1998 increase in investments in debt securities. The Partnership maintains working capital reserves to pay for capital expenditures and to potentially facilitate the refinancing of the mortgage loan

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

collateralized by Glendale. During the year ended December 31, 1998, the Partnership spent $700 for capital and tenant improvements.

Investments in debt securities are a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment grade and mature less than one year from their date of purchase.

Net cash used for financing activities decreased by $3,635,400 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was due primarily to the 1997 repayment of the mortgage loan collateralized by Regency in connection with its sale. The decrease was partially offset by an increase in principal payments on the mortgage loan collateralized by Glendale.

The Partnership exercised the first of two options to extend by one year the maturity of the Glendale mortgage loan. Pursuant to the covenants of the extension, the Partnership was required to reduce the Partnership's share of principal balance outstanding to an amount equal to or less than $5,625,000 by December 31, 1998. In October 1998, the Partnership paid $114,500 to comply with that extension requirement. This loan now matures in January 2000. Subject to fulfillment of certain covenants, the Partnership has an option to extend the maturity date to January 2001. This loan also contains provisions that require that a portion of the cash generated by Glendale be utilized to reduce the outstanding principal balance. On February 3, 1999 in compliance with this provision the Partnership made a principal payment of $455,200.

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

The Partnership has engaged Affiliated and unaffiliated entities to perform all of its critical functions that utilize software that may have time-sensitive applications. All of these service providers are providing these services for their own organizations as well as for their clients. The General Partner, on behalf of the Partnership, has been in close communication with each of these service providers regarding the steps that they are taking to assure that there will be no serious interruption of the operations of the Partnership resulting from Year 2000 problems. Based on the results of these inquiries, as well as a review of the disclosures by these service providers, the General Partner believes that the Partnership will be able to continue normal business operations and will incur no material costs related to Year 2000 issues.

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

As discussed in the Partnership's 1997 annual report to Partners, the Partnership continues to face uncertainty as to the future performance of Glendale. Increased competition in the regional area has resulted in a continued reduction in the sales at the two anchor tenants as well as the specialty tenants at Glendale. The leases of the two anchor tenants at Glendale expire in January 2001. It is still currently uncertain whether one or both of its anchor tenants will vacate at their lease expiration dates. The loss of the anchor tenants without suitable replacements could result in the loss of many of the specialty tenants pursuant to contingency provisions within their respective leases. The General Partner is continuing to pursue alternative tenants as well as exploring other possible options for Glendale. In addition to the issue related to the future tenancy levels at Glendale, the mortgage loan secured by Glendale matures on January 1, 2000. The Partnership has entered into a contract for the sale of the property. While the potential purchaser has deposited earnest money funds with the Partnership, there can be no assurance that the transaction contemplated by the contract will be consummated.

As a result of the future tenancy matters at Glendale together with the cash requirements of its mortgage loan, the General Partner believes that it is in the best interest of the Partnership to retain all cash available. Accordingly, distributions continue to be suspended. The General Partner believes that Cash Flow (as defined by the Partnership Agreement) is one of the best and least expensive sources of cash available to the Partnership. For the year ended December 31,1998, Cash Flow (as defined by the Partnership Agreement) of $330,300 was retained to supplement working capital reserves. The amount of future distributions to Partners will ultimately be dependent upon the performance of Glendale as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements. There can be no assurance as to the amount and/or availability of cash for future distributions to Partners.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected future operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be substantially less than such Limited Partners' Original Capital Contribution.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

With the exception of variable rate mortgage debt, the Partnership has no financial instruments for which there are significant risks. Based on variable rate debt outstanding as of December 31, 1998, for every 1% change in interest rates, the Partnership's annual interest expense would change by $55,700. Due to the timing of the maturities and liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------
(a) & (e)  DIRECTORS
           ---------

     The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March 31, 1999, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1999.

           Name                                                Office
           ----                                                ------
     Douglas Crocker II...............................        Director
     Sheli Z. Rosenberg...............................        Director

     Douglas Crocker II, 58, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Wellsford Real Properties, Inc. and Ventas Inc. and was a member of the Board of Directors of Horizon Group, Inc. from, July 1996 to June 1998. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 1997.

     Sheli Z. Rosenberg, 57, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of Equity Group Investments, LLC ("EGI") since November 1994; has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., Capital Trust Inc., CVS Corporation, Illinova Corporation, Illinois Power Co., Jacor Communications, Inc. and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties Trust and Equity Office Properties Trust. Ms. Rosenberg was a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates from 1980 to September 1997. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

--------  --------------------------------------------------
(b) & (e) EXECUTIVE OFFICERS
          ------------------
     The Partnership does not have any executive officers. The executive officers of the General Partner as of March 31, 1999 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

            Name                                          Office
            ----                                          ------

     Douglas Crocker II....................President and Chief Executive Officer
     Donald J. Liebentritt.................Vice President
     Norman M. Field.......................Vice President -- Finance and
                                           Treasurer

     PRESIDENT AND CEO -- See Table of Directors above.

     Donald J. Liebentritt, 48, has been Vice President of the General Partner since July 1997 and is Chief Operating Officer and General Counsel of EGI, Vice President and Assistant Secretary of Great American and Principal and Chairman of the Board of Rosenberg & Liebentritt, P.C.

     Norman M. Field, 50, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President of Great American from July 1983 until March 1995 and from July 1997 to the present. Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995.

(d)  FAMILY RELATIONSHIPS
     --------------------
     There are no family relationships among any of the foregoing directors and officers.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
     ----------------------------------------
     With the exception of the bankruptcy matter disclosed under Items 10 (a),
     (b) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------
(a, b, c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1998. However, the General Partner and Affiliates do compensate certain directors and officers of the General Partner.

For additional information see Item 13 (a) Certain Relationships and Related Transactions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------
(a) As of March 1, 1999, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 43,861 Units outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1999, the executive officers and directors of First Capital Financial Corporation, the General Partner did not own any Units.

(c)  None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------
(a) An Affiliate of the General Partner provides supervisory and asset management services to the Partnership. For the year ended December 31, 1998, this Affiliate was entitled to supervisory and asset management fees and reimbursements of $22,200. In addition, other Affiliates of the General Partner were entitled to fees, compensation and reimbursements of $61,700 for insurance, personnel, and other miscellaneous services for 1998. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. Of the foregoing amounts, a total of $1,600 was due to Affiliates as of December 31, 1998.

     As of December 31, 1998, $10,000 was due to the General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. Under the terms of the Partnership Agreement, this fee will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment.

     In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. For the year ended December 31, 1998, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Partnership Management Fee.

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

--------  ----------------------------------------------
    necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1998, the General Partner was allocated a Net (loss) of $(10,400).

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Donald J. Liebentritt, Vice President of the General Partner, is a Principal and Chairman of the Board of Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. Total legal fees paid to Rosenberg for the year ended December 31, 1998 were $25,400.

(c) No management person is indebted to the Partnership.

(d) None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a, c & d) (1, 2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)  Reports on Form 8-K:

     There were no reports filed on Form 8-K for the quarter ended December 31, 1998.

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X


                           BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                GENERAL PARTNER


Dated:    March 26, 1999   By:  /s/ DOUGLAS CROCKER II
          --------------        ----------------------
                                    DOUGLAS CROCKER II

                                    President and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  DOUGLAS CROCKER II     March 26, 1999  President, Chief Executive Officer
-----------------------     --------------  and Director of the General Partner
     DOUGLAS CROCKER II

/s/  SHELI Z. ROSENBERG     March 26, 1999  Director of the General Partner
------------------------    --------------
     SHELI Z. ROSENBERG

/s/  DONALD J. LIEBENTRITT  March 26, 1999  Vice President
--------------------------  --------------
     DONALD J. LIEBENTRITT

/s/  NORMAN M. FIELD        March 26, 1999  Vice President - Finance and
--------------------        --------------  Treasurer
     NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                                                                   Pages
                                                                                                                 -------

Report of Independent Auditors                                                                                      A-2

Balance Sheets as of December 31, 1998 and 1997                                                                     A-3

Statements of Partners' Capital for the Years Ended December 31, 1998, 1997 and 1996                                A-3

Statements of Income and Expenses for the Years Ended December 31, 1998, 1997 and 1996                              A-4

Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996                                       A-4

Notes to Financial Statements                                                                                    A-5 to A-7

SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated Depreciation as of December 31, 1998                                          A-8 and A-9

All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4)   First Amended and Restated Certificate and Agreement of
----------------- Limited Partnership as set forth on pages A-1 through A-32 of the Partnership's definitive Prospectus dated September 25, 1984; Registration Statement No. 2-92364, filed pursuant to Rule 424 (b), is incorporated herein by reference.

EXHIBIT (10)  Material Contracts
------------

Real Estate Sale Agreement and Closing Documents for the sale of Regency Park Shopping Center filed as an exhibit to the Partnership's Report on Form 8-K filed on June 26, 1997 is incorporated herein by reference.

EXHIBIT (13)  Annual Report to Security Holders
------------

The 1997 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27)  Financial Data Schedule
------------

                        REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Income Properties, Ltd. - Series X
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Income Properties, Ltd. - Series X as of December 31, 1998 and 1997, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. Our audit also included the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd. - Series X at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                         Ernst & Young LLP


Chicago, Illinois
February 26, 1999

BALANCE SHEETS
December 31, 1998 and 1997
(All dollars rounded to nearest 00s)

                                                    1998         1997
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                            $ 2,887,600  $ 2,887,600
 Buildings and improvements                       12,019,600   14,018,900
------------------------------------------------------------------------------
                                                  14,907,200   16,906,500
Accumulated depreciation and amortization         (7,141,300)  (6,817,300)
------------------------------------------------------------------------------
Total investment property, net of accumulated
 depreciation and amortization                     7,765,900   10,089,200
Cash and cash equivalents                            778,800    2,842,100
Investments in debt
 securities                                        3,495,000      982,000
Rents receivable                                     159,600      297,400
Escrow deposits                                      197,200      100,400
Other assets (primarily loan acquisition costs,
 net of accumulated amortization of $154,900
 and $115,500, respectively)                          41,600       39,600
------------------------------------------------------------------------------
                                                 $12,438,100  $14,350,700
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loan payable                           $ 5,570,800  $ 6,559,700
 Accounts payable and accrued expenses               465,400      438,200
 Due to Affiliates, net                               11,600        8,100
 Security deposits                                    10,000        7,400
 Prepaid rent                                         62,700       20,400
 Other liabilities                                   275,400      230,400
------------------------------------------------------------------------------
                                                   6,395,900    7,264,200
------------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                           (90,800)     (80,400)
 Limited Partners (43,861 units issued and
  outstanding)                                     6,133,000    7,166,900
------------------------------------------------------------------------------
                                                   6,042,200    7,086,500
------------------------------------------------------------------------------
                                                 $12,438,100  $14,350,700
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the Years Ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s)

                                             General    Limited
                                             Partner    Partners     Total
------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1996                            $ (72,700) $7,931,300  $7,858,600
Net (loss) for the year ended December 31,
 1996                                         (23,300) (2,308,800) (2,332,100)
------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1996                            (96,000)  5,622,500   5,526,500
Net income for the
 year ended
 December 31, 1997                             15,600   1,544,400   1,560,000
------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1997                            (80,400)  7,166,900   7,086,500
Net (loss) for the
 year ended
 December 31, 1998                            (10,400) (1,033,900) (1,044,300)
------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1998                          $ (90,800) $6,133,000  $6,042,200
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s except per Unit amounts)

                                           1998         1997         1996
------------------------------------------------------------------------------
Income:
 Rental                                 $ 3,315,400  $ 3,754,900  $ 4,171,600
 Interest                                   233,100      177,500      128,100
 Gain on sale of property                                799,400
------------------------------------------------------------------------------
                                          3,548,500    4,731,800    4,299,700
------------------------------------------------------------------------------
Expenses:
 Interest                                   616,500      888,100    1,068,700
 Depreciation and amortization              363,500      490,700      627,900
 Property operating:
  Affiliates                                 34,900       60,500      339,400
  Nonaffiliates                             866,100      978,000      845,700
 Real estate taxes                          336,200      278,900      529,900
 Insurance--Affiliate                        50,100       51,100       55,400
 Repairs and maintenance                    220,900      329,900      362,900
 General and administrative:
  Affiliates                                 13,200       12,300       25,500
  Nonaffiliates                              91,400       82,300       76,400
Provisions for value impairment           2,000,000                 2,700,000
------------------------------------------------------------------------------
                                          4,592,800    3,171,800    6,631,800
------------------------------------------------------------------------------
Net (loss) income                       $(1,044,300) $ 1,560,000  $(2,332,100)
------------------------------------------------------------------------------
Net (loss) income allocated to General
 Partner                                $   (10,400) $    15,600  $   (23,300)
------------------------------------------------------------------------------
Net (loss) income allocated to Limited
 Partners                               $(1,033,900) $ 1,544,400  $(2,308,800)
------------------------------------------------------------------------------
Net (loss) income allocated to Limited
 Partners per Unit (43,861 Units
 outstanding)                           $    (23.57) $     35.21  $    (52.64)
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s)

                                           1998         1997         1996
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss) income                      $(1,044,300) $ 1,560,000  $(2,332,100)
 Adjustments to reconcile net (loss)
  income to net cash provided by
  operating activities:
 Depreciation and amortization              363,500      490,700      627,900
 Gain on sale of property                               (799,400)
 Provisions for value impairment          2,000,000                 2,700,000
 Changes in assets and liabilities:
   Decrease in rents receivable             137,800      138,600        8,500
   (Increase) decrease in other assets      (13,700)        (500)       5,400
   Increase (decrease) in accounts
    payable and accrued expenses             27,200     (131,600)      20,600
   Increase (decrease) in due to
    Affiliates                                3,500      (25,100)       2,700
   Increase (decrease) in prepaid rent       42,300      (16,000)     (29,300)
   Increase (decrease) in other
    liabilities                              45,000      228,100         (100)
------------------------------------------------------------------------------
    Net cash provided by operating
     activities                           1,561,300    1,444,800    1,003,600
------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for building and tenant
  improvements                                 (700)                 (320,300)
 Proceeds from sale of property                        4,687,600
 (Increase) in investments in debt
  securities                             (2,513,000)    (485,700)    (496,300)
 (Increase) decrease in escrow
  deposits                                  (96,800)     (80,800)      91,400
------------------------------------------------------------------------------
    Net cash (used for) provided by
     investing activities                (2,610,500)   4,121,100     (725,200)
------------------------------------------------------------------------------
Cash flows from financing activities:
 Repayment of mortgage loan payable                   (3,819,800)
 Principal payments on mortgage loans
  payable                                  (988,900)    (814,600)    (803,900)
 Payment of loan extension costs            (27,800)                  (16,900)
 Increase (decrease) in security
  deposits                                    2,600      (15,100)       4,000
------------------------------------------------------------------------------
Net cash (used for) financing
 activities                              (1,014,100)  (4,649,500)    (816,800)
------------------------------------------------------------------------------
Net (decrease) increase in cash and
 cash equivalents                        (2,063,300)     916,400     (538,400)
Cash and cash equivalents at the
 beginning of the year                    2,842,100    1,925,700    2,464,100
------------------------------------------------------------------------------
Cash and cash equivalents at the end
 of the year                            $   778,800  $ 2,842,100  $ 1,925,700
------------------------------------------------------------------------------
Supplemental information:
Interest paid during the year           $   616,500  $   912,200  $ 1,074,300
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 1998

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

In 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which was effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments and major customers in their annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports in the second year of application. The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to liquidate its remaining operating assets. Management's main focus, therefore, is to prepare its assets for sale and find purchasers for its remaining assets when market conditions warrant such an action. The adoption of Statement 131 did not affect the results of operations or financial position. The Partnership has two tenants who occupy 61% of the Partnership's rental property. These tenants occupied 36% and 25% of the Partnership's rentable space, respectively.

The Partnership Agreement provides that the Partnership will be dissolved on or before December 31, 2014. The Limited Partners, by a majority vote, may dissolve the Partnership at any time.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred. Effective July 1, 1998, the Partnership recognizes rental income that is contingent upon tenants achieving specified targets, only to the extent that such targets are attained.

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

The financial statements include the Partnership's 50% interest in one joint venture and until its dissolution in 1997, its 25% interest in another joint venture with Affiliated partnerships. These joint ventures were formed for the purpose of each acquiring a 100% interest in certain real property and are operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the venture's revenues, expenses, assets, liabilities and Partners' capital was included in the financial statements.

The Partnership is not liable for federal income taxes as the Partners recognize their proportionate share of the Partnership income or loss in their individual tax returns; therefore, no provision for federal income taxes is made in the financial statements of the Partnership. In addition, it is not practicable for the Partnership to determine the aggregate tax bases of the Limited Partners; therefore, the disclosure of the differences between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

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

The Partnership evaluates it rental property for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from such property is less than its carrying basis. Upon determination that a permanent impairment has occurred, the rental property is reduced to its estimated fair value. Except as disclosed in Note 7, the General Partner was not aware of any indicator that would result in a significant impairment loss during the periods reported.

Loan acquisition costs are amortized over the term of the note issued under the mortgage loan made in connection with the acquisition of Partnership properties or refinancing of Partnership loans. When a property is disposed of or a loan refinanced, the related loan acquisition costs and accumulated amortization are removed from the respective accounts and any unamortized balance is expensed.

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

Investments in debt securities at December 31, 1998 are comprised of obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had a maturity of less than one year when purchased.

Certain reclassifications have been made to the previously reported 1997 and 1996 statements in order to provide comparability with the 1998 statements. These reclassifications have no effect on net income or Partners' (deficit) capital.

The Partnership's financial statements include financial instruments, including receivables, escrow deposits, mortgage debt and trade liabilities. The Partnership considers the disclosure of the fair value of its mortgage debt to be impracticable due to the general illiquid nature of the real estate financing market and an inability to obtain comparable financing on its property due to a decline in market value. The fair values of all other financial instruments including cash and cash equivalents, included in the financial statements, was not materially different from their carrying values at December 31, 1998 and 1997.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. For the year ended December 31, 1998, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Partnership Management Fee.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition and provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition of Partnership properties or provisions for value impairment are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1998 the General Partner was allocated a net (loss) of $(10,400) which included a (loss) from a provision for value impairment of $(20,000). For the year ended December 31, 1997, the General Partner was allocated net profits of $15,600, which included $8,000 of a net profit from the sale of Regency. For the year ended December 31, 1996, the General Partner was allocated a net (loss) of $(23,300) which included a
(loss) from a provision for value impairment of $(27,000).

Fees and reimbursements paid and payable by the Partnership to Affiliates were as follows:

                                   For the years ended December 31,
                                      ---------------------------------------
                                1998             1997              1996
                          ---------------- ----------------  ----------------
                            Paid   Payable   Paid   Payable    Paid   Payable
-----------------------------------------------------------------------------
Real estate commission
 (a)                          None $10,000     None $10,000      None $10,000
Property management and
 leasing fees             $ 19,800    None $ 55,500  (2,400) $302,800  21,500
Reimbursements of
 property insurance
 premiums                   50,100    None   51,100    None    55,400    None
Legal                       25,400    None   35,200    None    41,700    None
Reimbursements of
 expenses, at cost
 --Accounting                7,000   1,100    9,000     400    19,800   1,500
 --Investor communication    3,500     500    3,400     100     5,100     200
-----------------------------------------------------------------------------
                          $105,800 $11,600 $154,200 $ 8,100  $424,800 $33,200
-----------------------------------------------------------------------------

The variance between the amount listed in this table and the Statement of Income and Expense is due to capitalized legal costs.
(a) As of December 31, 1998, the Partnership owed $10,000 to the General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. In accordance with the Partnership Agreement, the Partnership shall not pay the General Partner or any Affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

3. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 1998 was as follows:

                    1999        $ 1,461,400
                    2000          1,318,200
                    2001            926,200
                    2002            801,900
                    2003            642,000
                    Thereafter    1,268,300
                             --------------
                                $ 6,418,000
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1998, 1997 and 1996 were $165,700, $102,300 and $192,900, respectively. To provide comparability in the financial statements, the Partnership netted the effects of real estate tax refunds from prior periods received in 1997 and 1998 with any such amounts due to tenants and related rental revenues.

4. MORTGAGE LOAN PAYABLE:

Mortgage loan payable at December 31, 1998 and 1997 consisted of the following non-recourse loan:

                          Principal Balance at   Average            Monthly  Estimated
Property Pledged as       ---------------------  Interest  Maturity Periodic  Balloon
Collateral                12/13/198   12/31/97     Rate    Date (d) Payment   Payment
---------------------------------------------------------------------------------------
Glendale Center Shopping
 Mall (a)                 $5,570,800 $6,559,700 10.10% (b) 01/01/00   (c)    $4,443,100
---------------------------------------------------------------------------------------

(a) This property is owned through a joint venture. Amounts represent the Partnership's share of the liability and not the total amount by which the property is encumbered.
(b) This interest rate represents the weighted average for the year ended December 31, 1998. The interest rate is subject to change in accordance with the provisions of the loan agreement. As of December 31, 1998, the interest rate on this loan was 10.12%.
(c) The interest rate on this loan is variable at LIBOR plus 4.5%, with interest payable monthly. Monthly payments of principal are based on an 11-year amortization with an interest rate of 9.5%. The joint venture is required to pay annually additional principal equal to 50% of net cash flow (pursuant to the loan agreement) from the property for each prior calendar year. Additionally, certain debt coverage ratios (pursuant to the loan agreement) must be met each quarter and deficiencies in reaching benchmarks would require additional principal payments. The additional principal payment of 50% of net cash flow that the joint venture is required to pay in 1999 for the 1998 calendar year is $910,400, of which the Partnership's share is $455,200. The payment made in 1998 for the 1997 calendar year was $525,300, of which the Partnership's share was $262,600. The loan agreement requires the Partnership to deposit funds into an interest bearing account with the mortgagee to be utilized for capital expenditures. As of December 31, 1998, the mortgagee was holding $197,200 on behalf of the Partnership.
(d) During the year ended December 31, 1998, the Partnership exercised an option to extend the maturity date to January 1, 2000. At its option, upon meeting certain covenants, the Partnership has the option to extend the maturity date to January 2001.

Amortization of scheduled mortgage loan principal payments for the remaining term of the loan:

                    1999  $ 1,127,700
                    2000    4,443,100
                             --------
                          $ 5,570,800
                             --------

5. INCOME TAX:

The Partnership utilizes the accrual method of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income and the Partnership's provisions for value impairment. For the year ended December 31, 1998, net income for income tax reporting purposes was $277,600. The aggregate cost of commercial rental properties for federal income tax purposes at December 31, 1998 was $25,907,200.

6. PROPERTY SALE:

On June 16, 1997, the joint venture in which the Partnership owned a 25% interest, completed the sale of Regency Park Shopping Center, located in Jacksonville, Florida, for a sale price of $19,325,000, of which the Partnership's share was $4,831,300. The Partnership's share of net proceeds from this transaction was $867,800, which is net of closing expenses and the repayment of the mortgage loan encumbering the property. The net proceeds have been retained by the Partnership to supplement working capital reserves. The Partnership recorded a gain of $799,400 for the year ended December 31, 1997 for financial reporting purposes from this sale. The Partnership recorded a
(loss) of $(2,315,800) for income tax reporting purposes for the year ended December 31, 1997 in connection with this sale.

7. ASSET HELD FOR DISPOSITION:

The mortgage loan collateralized by Glendale, matures in January 2000. While the Partnership has the option to extend the maturity date for one year, the exercise of such option would require the payment of a fee together with a requirement to dedicate much of Glendale's cash flow to service the loan. During the past two years, Glendale has experienced a reduction in its occupancy. In addition, the leases for both of Glendale's anchor tenants, representing approximately 61% of the net leasable square footage of the mall, expire in January 2001. In connection with these issues, the General Partner believes that it is in the best interest of the Partnership to sell the property. Accordingly, effective October 1, 1998, the Partnership has classified Glendale as "Held for Disposition."

The Partnership, through the joint venture that owns the property, has entered into an agreement for the sale of Glendale. The contract contains contingencies under which the purchaser may elect not to consummate the transaction. There can be no assurance that the transaction contemplated by this agreement will consummate. However, failure on the purchaser's part to close on the transaction, absent seller default, would result in the forfeiture in favor of the Partnership of earnest money in the amount of $250,000. Based on the terms of this contract, the Partnership has recorded an additional provision for value impairment in the amount of $2,000,000 during 1998.

During 1996, as a result of increased competition for retail space, together with the uncertainty as to the retention of the two anchor tenants at Glendale, the Partnership recognized a provision for value impairment of $2,700,000.

The Partnership's share of Glendale's net operating results (exclusive of provisions for value impairment) was $834,700, $657,100 and $331,500 for the years ended December 31, 1998, 1997 and 1996, respectively.

The provisions for value impairment were considered non-cash events for the purposes of the Statements of Cash Flow and were not utilized in the determination of Cash Flows (as defined in the Partnership Agreement).

               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998


   Column A              Column B            Column C                   Column D                        Column E
---------------        -------------  -------------------------  ------------------------- -------------------------------------
                                            Initial cost             Costs capitalized             Gross amount at which
                                           to Partnership        subsequent to acquisition       carried at close of period
                                      -------------------------  ------------------------- -------------------------------------
                                                    Buildings                                            Buildings
                                                       and                                                  and
                          Encum-                     Improve-    Improve-       Carrying                 Improve-
  Description             brances        Land         ments      ments         Costs (1)      Land         ments     Total (2)(3)
---------------        -------------  -----------  ------------  -----------  ------------ -----------  -----------  -----------

Shopping Center:

Glendale Center
  Shopping Mall
  (Indianapolis, IN)
  (50% Interest) (4)   $   5,570,800  $ 4,932,600  $ 18,556,900  $ 2,350,100  $     67,600 $ 2,887,600  $12,019,600  $14,907,200(5)
                       =============  ===========  ============  ===========  ============ ===========  ===========  ===========

                             Column F                Column G           Column H                        Column I
                         ----------------          ------------        ---------          ------------------------------------
                           Accumulated               Date of            Date              Life on which depreciation in latest
                         Depreciation (2)          construction        Acquired              income statements is computed
                         ----------------          ------------        ---------          ------------------------------------
Shopping Center:

Glendale Center
  Shopping Mall
  (Indianapolis, IN)                                                                                     35 (7)
  (50% Interest) (4)     $   7,141,300               1958 (6)            5/85                           3-13 (8)
                         ================          ============        =========          ===================================

               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X

                             NOTES TO SCHEDULE III

Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.
Note 2. The following is a reconciliation of activity in columns E and F:

                                                    Years Ended
              ----------------------------------------------------------------------------------------

                    December 31, 1998           December 31, 1997             December 31, 1996
              ----------------------------- --------------------------  ------------------------------
                               Accumulated                Accumulated                    Accumulated
                  Cost         Depreciation     Cost      Depreciation       Cost        Depreciation
              ------------    ------------- ------------- ------------  ---------------  -------------
Balance at
  beginning
  of the
  year        $ 16,906,500    $   6,817,300 $  22,100,300 $  7,684,100  $    24,480,000  $   7,099,000

Additions
  during the
  year:

Improvements           700                                                      320,300

Provisions
  for
  depreciation                      324,000                    469,700                         585,100

Deductions
  during the
  year:

Cost of
  real estate
  sold or
  disposed                                     (5,193,800)

Accumulated
  depreciation
  on real
  estate sold
  or disposed                                               (1,336,500)

Provisions
  for value
  impairment    (2,000,000)                                                  (2,700,000)
              ------------    -------------  ------------ ------------  ---------------  -------------
Balance at
  end of the
  year        $ 14,907,200    $   7,141,300  $ 16,906,500 $  6,817,300  $    22,100,300  $   7,684,100
              ============    =============  ============ ============  ===============  =============

Note 3. The aggregate cost for federal income tax purposes is $25,907,200.
Note 4. A parcel of land at Glendale Center Shopping Mall was sold on October 9, 1992. The basis of the land was approximately $59,400.
Note 5. Includes provisions for value impairment totaling $11,000,000.
Note 6. Renovated in 1983 and 1984.
Note 7. Estimated useful life of building.
Note 8. Estimated useful lives of improvements.