Form 10-Q
period 1999-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 1999-05-11
CIK 750301

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                       March 31, 1999
                            ----------------------------------------------------

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


               First Capital Income Properties, Ltd. - Series X
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                              59-2417973
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois         60606-2607
--------------------------------------------------------     -------------------
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

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      March 31,
                                                        1999      December 31,
                                                     (Unaudited)      1998
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                                $ 2,887,600  $ 2,887,600
 Buildings and improvements                           12,019,600   12,019,600
------------------------------------------------------------------------------
                                                      14,907,200   14,907,200
Accumulated depreciation and amortization             (7,141,300)  (7,141,300)
------------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                        7,765,900    7,765,900
Cash and cash equivalents                              3,165,800      778,800
Investments in debt securities                           985,400    3,495,000
Rents receivable                                         299,400      159,600
Escrow deposits                                          224,000      197,200
Other assets (including loan acquisition costs, net
 of accumulated amortization of $161,900 and
 $154,900, respectively)                                  36,400       41,600
------------------------------------------------------------------------------
                                                     $12,476,900  $12,438,100
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loan payable                               $ 4,953,400  $ 5,570,800
 Accounts payable and accrued expenses                   558,300      465,400
 Due to Affiliates, net                                   11,000       11,600
 Security deposits                                        10,000       10,000
 Prepaid rent                                            181,600       62,700
 Earnest money deposit                                   250,000       50,000
 Other liabilities                                       225,400      225,400
------------------------------------------------------------------------------
                                                       6,189,700    6,395,900
------------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                               (88,300)     (90,800)
 Limited Partners (43,861 units issued and
  outstanding)                                         6,375,500    6,133,000
------------------------------------------------------------------------------
                                                       6,287,200    6,042,200
------------------------------------------------------------------------------
                                                     $12,476,900  $12,438,100
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1999 (Unaudited) and the year ended December 31, 1998
(All dollars rounded to nearest 00s)

                                              General    Limited
                                              Partner    Partners     Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1, 1998  $(80,400) $7,166,900  $7,086,500
Net (loss) for the year ended December 31,
 1998                                          (10,400) (1,033,900) (1,044,300)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1998                                          (90,800)  6,133,000   6,042,200
Net income for the quarter ended March 31,
 1999                                            2,500     242,500     245,000
-------------------------------------------------------------------------------
Partners' (deficit) capital, March 31, 1999   $(88,300) $6,375,500  $6,287,200
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00sexcept per Unit amounts)

                                                             1999     1998
----------------------------------------------------------------------------
Income:
 Rental                                                    $714,800 $894,900
 Interest                                                    48,800   52,200
----------------------------------------------------------------------------
                                                            763,600  947,100
----------------------------------------------------------------------------
Expenses:
 Interest                                                   124,100  161,400
 Depreciation and amortization                                7,000  118,000
 Property operating
  Affiliates                                                  3,200    5,300
  Nonaffiliates                                             193,100  210,600
 Real estate taxes                                           89,500   87,500
 Insurance--Affiliates                                       13,800   12,100
 Repairs and maintenance                                     52,500   53,200
 General and administrative:
  Affiliates                                                  3,600    3,700
  Nonaffiliates                                              31,800   22,700
----------------------------------------------------------------------------
                                                            518,600  674,500
----------------------------------------------------------------------------
Net income                                                 $245,000 $272,600
----------------------------------------------------------------------------
Net income allocated to General Partner                    $  2,500 $  2,700
----------------------------------------------------------------------------
Net income allocated to Limited Partners                   $242,500 $269,900
----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (43,861
 Units outstanding)                                        $   5.53 $   6.15
----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1999        1998
----------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $  245,000  $   272,600
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                7,000      118,000
  Changes in assets and liabilities:
   (Increase) in rents receivable                           (139,800)      (8,800)
   (Increase) in other assets                                 (1,800)     (63,600)
   Increase in accounts payable and accrued expenses          92,900      108,000
   (Decrease) increase in due to Affiliates                     (600)      19,800
   Increase (decrease) in prepaid rent                       118,900      (20,400)
   Increase in other liabilities                                          127,100
----------------------------------------------------------------------------------
    Net cash provided by operating activities                321,600      552,700
----------------------------------------------------------------------------------
Cash flows from investing activities:
 Decrease (increase) in investments in debt securities     2,509,600     (992,400)
 (Increase) in escrow deposits                               (26,800)     (19,600)
 Receipt of earnest money deposit                            200,000
 Payments for capital and tenant improvements                                (800)
----------------------------------------------------------------------------------
    Net cash provided by (used for) investing activities   2,682,800   (1,012,800)
----------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans payable               (617,400)    (410,200)
 (Decrease) in security deposits                                             (100)
----------------------------------------------------------------------------------
    Net cash (used for) financing activities                (617,400)    (410,300)
----------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       2,387,000     (870,400)
Cash and cash equivalents at the beginning of the period     778,800    2,842,100
----------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $3,165,800  $ 1,971,700
----------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                          $  124,100  $   161,400
----------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1999

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred. Effective July 1, 1998, the Partnership recognizes rental income that is contingent upon tenants achieving specified targets, only to the extent that such targets are achieved.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the year ending December 31, 1999.

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

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to liquidate its remaining operating assets. Management's main focus, therefore, is to prepare its asset for sale and find a purchaser when market conditions warrant such an action. The Partnership has two tenants who occupy 61% of the Partnership's rental property. These tenants occupied 36% and 25% of the Partnership's rentable space, respectively.

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

Investments in debt securities are comprised of corporate debt securities and obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements which approximates fair market value. All of these securities had a maturity of less than one year when purchased.

Certain reclassifications have been made to the 1998 statements in order to provide comparability with the 1999 statements. These reclassifications had no effect on net income or Partners' (deficit) capital.

Reference is made to the Partnership's Annual Report for the year ended December 31, 1998 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. For the three months ended March 31, 1999 and 1998, in conjunction with the suspension of distributions to Limited Partners, the General Partner was not paid a Partnership Management Fee.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition and provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarters ended March 31, 1999 and 1998, the General Partner was allocated Net Profits of $2,500 and $2,700, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1999 were as follows:

                                               Paid   Payable
-------------------------------------------------------------
Asset management fees                         $ 2,300    None
Reimbursement of property insurance premiums   13,800    None
Real estate commission (a)                       None $10,000
Legal                                           1,700    None
Reimbursement of expenses, at cost:
 -- Accounting                                  2,700     700
 -- Investor communication                      1,600     300
-------------------------------------------------------------
                                              $22,100 $11,000
-------------------------------------------------------------

The variance between amounts listed in this table and the income statement are due to capitalized legal costs.

(a) As of March 31, 1999, the Partnership owed $10,000 to the General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. In accordance with the Partnership Agreement, the Partnership shall not pay the General Partner or any Affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

3. MORTGAGE LOAN PAYABLE:

Mortgage loan payable at March 31, 1999 and December 31, 1998 consisted of the following non-recourse loan:

                           Partnership's Share
                          of Principal Balance
                                   at           Average
  Property Pledged as     --------------------- Interest   Maturity
       Collateral          3/31/99    12/31/98  Rate (a)     Date
---------------------------------------------------------------------
Glendale Center Shopping
 Mall (50%)               $4,953,400 $5,570,800   9.49%  1/1/2000 (b)
---------------------------------------------------------------------

(a) This represents the weighted average interest rate for the three months ended March 31, 1999. This interest rate is subject to monthly change in accordance with the provisions of the loan agreement. As of April 1, 1999, the interest rate on this loan was 9.44%.
(b) Upon meeting certain covenants, the Partnership has an option to extend the maturity date to January 2001.

For additional information regarding the mortgage loan payable, see Notes to the Financial Statements included in the Partnership's Annual Report for the year ended December 31, 1998.

4. ASSET HELD FOR DISPOSITION:

The mortgage loan collateralized by Glendale matures in January 2000. While the Partnership has the option to extend the maturity date for one year, the exercise of such option would require the payment of a fee together with a requirement to dedicate much of Glendale's cash flow to service the loan. During the past three years, Glendale has experienced a reduction in its occupancy. In addition, the leases for both of Glendale's anchor tenants, representing approximately 61% of the net leasable square footage of the mall, expire in January 2001. In connection with these issues, the General Partner believes that it is in the best interest of the Partnership to sell the property. Accordingly, effective October 1, 1998, the Partnership has classified Glendale as "Held for Disposition".

The Partnership, through the joint venture that owns the property, has entered into an agreement for the sale of Glendale. The contract contains contingencies under which the purchaser may elect not to consummate the transaction. There can be no assurance that the transaction contemplated by this agreement will consummate. However, failure on the purchaser's part to close the transaction, absent seller default or failure to satisfy the remaining contingencies, would result in the forfeiture in favor of the Partnership of earnest money in the amount of $250,000.

The Partnership's share of Glendale's operating results for the quarters ended March 31, 1999 and 1998 was $232,200 and $245,100, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Reference is made to the Partnership's Annual Report for the year ended December 31, 1998 for a discussion of the Partnership's business.

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

The Partnership, in addition to being in the operation of properties phase is in the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. Through March 31, 1999, the Partnership has sold or disposed of all of its real property investments with the exception of its 50% interest in Glendale Center Shopping Mall ("Glendale").

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of Glendale for the quarters ended March 31, 1999 and 1998. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                        Comparative
                     Operating Results
                            (a)
                     For the Quarters
                           Ended
                     3/31/99   3/31/98
----------------------------------------
GLENDALE CENTER SHOPPING
 MALL (50%)
Rental revenues      $714,900  $894,700
----------------------------------------
Property net income  $232,200  $245,100
----------------------------------------
Average occupancy          86%       88%
----------------------------------------

(a) Excludes certain income and expense items, which are not directly related to individual property operating results such as interest income and general and administrative expenses.

Net income decreased by $27,600 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The decrease was primarily due to diminished operating results at Glendale.

Rental revenues decreased by $179,800 or 20.1% for the three-month periods under comparison. The decrease was primarily due to a decrease in percentage rental income, which was due to the 1999 recognition of rental income that is contingent upon tenants achieving specified targets only to the extent that such targets are achieved. The Partnership adopted this method for periods beginning after July 1, 1998. Also contributing to the decrease was a decrease in base rental income, which was due to the decline in average occupancy.

Depreciation and amortization expense decreased by $111,000 for the quarter ended March 31, 1999 when compared to the quarter ended March 31, 1998. The decrease was primarily due to the classification of Glendale as "Held for Disposition", effective October 1, 1998, which precludes the recording of depreciation and amortization.

Interest expense decreased by $37,300 for the periods under comparison. The decrease was primarily due to the effects of principal payments made during the past 15 months on the mortgage loan collateralized by Glendale.

Property operating expenses decreased by $19,600 for the periods under comparison. The decrease was primarily due to a decrease in management fees, which was due to the decline in rental revenues. The decrease was also due to a decrease in professional services and utilities.

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

                                           Comparative Cash Flow Results
                                               For the Quarters Ended
                                              3/31/99          3/31/98
---------------------------------------------------------------------------
Cash Flow (Deficit) (as defined in the
 Partnership Agreement)                    $     (365,400) $       (19,600)
Items of reconciliation:
 Principal payments on mortgage loans             617,400          410,200
 (Increase) in current assets                    (141,600)         (72,400)
 Increase in current liabilities                  211,200          234,500
---------------------------------------------------------------------------
Net cash provided by operating activities  $      321,600  $       552,700
---------------------------------------------------------------------------
Net cash provided by (used for) investing
 activities                                $    2,682,800  $    (1,012,800)
---------------------------------------------------------------------------
Net cash (used for) financing activities   $     (617,400) $      (410,300)
---------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The increase in the amount of Cash Flow (Deficit) (as defined in the Partnership Agreement) of $345,800 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998 was primarily due to increased principal payments on the Partnership's mortgage debt. The increase was also due to diminished in operating results, net of depreciation and amortization, as previously discussed.

The increase in the Partnership's cash position of $2,387,000 during the three months ended March 31, 1999 was primarily the result of the maturity of a portion of the Partnership's investments in debt securities. Exclusive of investments in debt securities, principal payments on mortgage debt exceeded net cash provided by operating activities. Liquid assets of the Partnership as of March 31, 1999 were comprised of amounts held for working capital purposes.

The decrease in net cash provided by operating activities of $231,100 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998 was primarily the result of the decrease in operating results, as previously discussed, together with the timing of the collection of receivables.

Net cash (used for) provided by investing activities changed from $(1,012,800) for the three months ended March 31, 1998 to $2,682,800 for the three months ended March 31, 1999. The change was primarily the result of the Partnership's activities related to its investments in debt securities.

Investments in debt securities are a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment grade and mature less than one year from their date of purchase.

With the exception of variable rate mortgage debt, the Partnership has no financial instruments for which there are significant risks. Based on variable debt outstanding as of March 31, 1999, for every 1% change in interest rates, the Partnership's annual interest expense would change by $49,500. Due to the timing of the maturities and liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risk.

Net cash used for financing activities increased by $207,100 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The increase was primarily the result of the 1998 annual cash flow principal payment made in February 1999 on the mortgage loan collateralized by Glendale exceeding the comparable 1997 payment made in January 1998. The Glendale mortgage loan agreement contains a provision that requires a portion of the cash generated by Glendale be utilized to reduce the outstanding principal balance. This mortgage loan matures in January 2000, subject to fulfilling covenants that would provide the Partnership with an option to extend the maturity date to January 2001. Any potential extension or refinancing could result in the Partnership having to further reduce the principal balance of the mortgage loan.

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

As discussed in the Partnership's 1998 annual report to Partners, the Partnership continues to face uncertainty as to the future performance of Glendale. Increased competition in the regional area has resulted in a continued reduction in the sales at the two anchor tenants as well as the specialty tenants at Glendale. The leases of the two anchor tenants at Glendale expire in January 2001. It is still currently uncertain whether one or both of its anchor tenants will vacate at their lease expiration dates. The loss of the anchor tenants without suitable replacements could result in the loss of many of the specialty tenants pursuant to contingency provisions within their respective leases. The General Partner is continuing to pursue alternative tenants as well as exploring other possible options for Glendale. In addition to the issue related to the future tenancy levels at Glendale, the mortgage loan secured by Glendale matures on January 1, 2000. The Partnership has entered into a contract for the sale of the property. While the potential purchaser has deposited $250,000 ($200,000 of which was received in 1999) of earnest money funds with the Partnership, there can be no assurance that the transaction contemplated by the contract will be consummated. For additional information, see Note 4 of Notes to Financial Statements.

As a result of the future tenancy matters at Glendale, together with the requirements of its mortgage loan, both referred to above, the General Partner believes that it is in the best interest of the Partnership to retain all cash available. Accordingly, distributions to Partners continue to be suspended. The amount of future distributions to Partners will ultimately be dependent upon the performance of Glendale as well as the General Partner's determination of the amount of cash necessary to supplement working capital

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

        (a) Exhibits:  None

        (b) Reports on Form 8-K:

            There were no reports filed on Form 8-K during the quarter ended March 31, 1999.

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

Date:  May 13, 1999      By:  /s/  DOUGLAS CROCKER II
       ------------           --------------------------------------
                                   DOUGLAS CROCKER II
                               President and Chief Executive Officer

Date:  May 13, 1999      By: /s/  NORMAN M. FIELD
       ------------          ---------------------------------------
                                  NORMAN M. FIELD
                             Vice President - Finance and Treasurer