Form 10-Q
period 1999-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 1999-08-13
CIK 750301

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                    June 30, 1999
                          ------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                      to
                                    --------------------------------------------
    Commission File Number                            0-14121
                                    --------------------------------------------


               First Capital Income Properties, Ltd. - Series X
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Florida                                                59-2417973
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 700, Chicago, Illinois           60606-2607
----------------------------------------------------------   -------------------
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      June 30,
                                                        1999      December 31,
                                                     (Unaudited)      1998
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                                $            $ 2,887,600
 Buildings and improvements                                        12,019,600
------------------------------------------------------------------------------
                                                                   14,907,200
 Accumulated depreciation and amortization                         (7,141,300)
------------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                                     7,765,900
Cash and cash equivalents                             2,981,400       778,800
Investments in debt securities                        3,976,300     3,495,000
Rents receivable                                                      159,600
Escrow deposits                                                       197,200
Other assets (including loan acquisition costs, net
 of accumulated amortization of $0 and $154,900,
 respectively)                                                         41,600
------------------------------------------------------------------------------
                                                     $6,957,700   $12,438,100
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loan payable                               $            $ 5,570,800
 Distribution payable                                 4,259,300
 Accounts payable and accrued expenses                   40,100       465,400
 Due to Affiliates                                        9,200        11,600
 Prepaid rent                                                          62,700
 Security deposits                                                     10,000
 Earnest money deposit                                                 50,000
 Other liabilities                                      379,500       225,400
------------------------------------------------------------------------------
                                                      4,688,100     6,395,900
------------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                              (85,900)      (90,800)
 Limited Partners (43,861 units issued and
  outstanding)                                        2,355,500     6,133,000
------------------------------------------------------------------------------
                                                      2,269,600     6,042,200
------------------------------------------------------------------------------
                                                     $6,957,700   $12,438,100
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1999 (Unaudited) and the year ended December 31, 1998
(All dollars rounded to nearest 00s)

                                              General    Limited
                                              Partner    Partners     Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1, 1998  $(80,400) $7,166,900  $7,086,500
Net (loss) for the year ended
 December 31, 1998                             (10,400) (1,033,900) (1,044,300)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1998                             (90,800)  6,133,000   6,042,200
Net income for the six months ended
 June 30, 1999                                   4,900     481,800     486,700
Distributions for the six months ended June
 30, 1999                                               (4,259,300) (4,259,300)
-------------------------------------------------------------------------------
Partners' (deficit) capital, June 30, 1999    $(85,900) $2,355,500  $2,269,600
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES

For quarter ended June 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             1999     1998
----------------------------------------------------------------------------
Income:
 Rental                                                    $421,300 $823,100
 Interest                                                    64,300   55,700
 Other                                                       10,000
 Gain on sale of property                                    35,900
----------------------------------------------------------------------------
                                                            531,500  878,800
----------------------------------------------------------------------------
Expenses:
 Interest                                                    67,100  156,800
 Depreciation and amortization                                4,600  118,000
 Property operating:
  Affiliates                                                  3,200   15,300
  Nonaffiliates                                              93,200  203,800
 Real estate taxes                                           42,200   88,100
 Insurance -- Affiliate                                       6,600   12,200
 Repairs and maintenance                                     49,700   55,400
 General and administrative:
  Affiliates                                                  3,300    3,000
  Nonaffiliates                                              19,900   30,900
----------------------------------------------------------------------------
                                                            289,800  683,500
----------------------------------------------------------------------------
Net income                                                 $241,700 $195,300
----------------------------------------------------------------------------
Net income allocated to General Partner                    $  2,400 $  2,000
----------------------------------------------------------------------------
Net income allocated to Limited Partners                   $239,300 $193,300
----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (43,861
 Units outstanding)                                        $   5.46 $   4.41
----------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES

For the six months ended June 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1999       1998
------------------------------------------------------------------------
Income:
 Rental                                            $1,136,100 $1,718,000
 Interest                                             113,100    107,900
 Other                                                 10,000
 Gain on sale of property                              35,900
------------------------------------------------------------------------
                                                    1,295,100  1,825,900
------------------------------------------------------------------------
Expenses:
 Interest                                             191,200    318,200
 Depreciation and amortization                         11,600    236,000
 Property operating:
  Affiliates                                            6,400     20,600
  Nonaffiliates                                       286,300    414,400
 Real estate taxes                                    131,700    175,600
 Insurance -- Affiliate                                20,400     24,300
 Repairs and maintenance                              102,200    108,600
 General and administrative:
  Affiliates                                            6,900      6,700
  Nonaffiliates                                        51,700     53,600
------------------------------------------------------------------------
                                                      808,400  1,358,000
------------------------------------------------------------------------
Net income                                         $  486,700 $  467,900
------------------------------------------------------------------------
Net income allocated to General Partner            $    4,900 $    4,700
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  481,800 $  463,200
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (43,861 Units outstanding)                        $    10.98 $    10.56
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1999        1998
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $  486,700  $  467,900
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                               11,600     236,000
  (Gain) on sale of Property                                 (35,900)
  Changes in assets and liabilities:
   Decrease in rents receivable                              159,600      60,400
   Decrease (increase) in other assets                        13,700     (70,200)
   (Decrease) increase in accounts payable and accrued
    expenses                                                (425,300)      9,600
   (Decrease) increase in due to Affiliates                   (2,400)     23,700
   (Decrease) in prepaid rent                                (62,700)    (20,400)
   Increase in other liabilities                             154,100     127,100
---------------------------------------------------------------------------------
    Net cash provided by operating activities                299,400     834,100
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                               (700)
 (Increase) in investments in debt securities               (481,300)   (498,900)
 Proceeds from sale of Property                            7,818,100
 (Reduction) of earnest money deposit                        (50,000)
 Decrease (increase) in escrow deposits                      197,200     (39,100)
---------------------------------------------------------------------------------
    Net cash provided by (used for) investing activities   7,484,000    (538,700)
---------------------------------------------------------------------------------
Cash flows from financing activities:
Repayment of mortgage loan payable                        (4,898,400)
 Principal payments on mortgage loan payable                (672,400)   (561,300)
 (Decrease) in security deposits                             (10,000)     (1,900)
---------------------------------------------------------------------------------
    Net cash (used for) financing activities              (5,580,800)   (563,200)
---------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       2,202,600    (267,800)
Cash and cash equivalents at the beginning of the period     778,800   2,842,100
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $2,981,400  $2,574,300
---------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                          $  191,200  $  318,200
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1999


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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred. Effective July 1, 1998, the Partnership recognizes rental income that is contingent upon tenants achieving specified targets, only to the extent such targets are achieved.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1999 are not necessarily indicative of the operating results for the year ending December 31, 1999.

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. The joint venture was formed for the purpose of acquiring a 100% interest in certain real property and until its May 21, 1999 sale was operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the venture's revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing matters related to the properties sold by the Partnership.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. For the quarter and six months ended June 30, 1999, the General Partner was not paid a Partnership Management Fee.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition and provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and six months ended June 30, 1999, the General Partner was allocated Net Profits of $2,400 and $4,900, respectively, which included a gain on the sale of property of $400. For the quarter and six months ended June 30, 1998, the General Partner was allocated Net Profits of $2,000 and $4,700, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1999 were as follows:

                                                   Paid
                                              ---------------
                                                        Six
                                              Quarter Months  Payable
---------------------------------------------------------------------
Asset Management Fees                         $ 2,300 $ 4,600   None
Reimbursement of property insurance premiums    6,600  20,400   None
Legal                                           9,500  11,200  7,500
Reimbursement of expenses, at cost:
 -- Accounting                                  1,400   4,100  1,100
 -- Investor communication                      1,000   2,600    600
---------------------------------------------------------------------
                                              $20,800 $42,900 $9,200
---------------------------------------------------------------------


As of March 31, 1999, the Partnership had a recorded liability in the amount of $10,000 payable to the General Partner for real estate commissions earned in connection with the sale of a Partnership property. Under the terms of the Partnership Agreement, these commissions were not to be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment. During the quarter ended June 30, 1999, following the sale of Partnership's last property, it was determined that the requirement would not be fulfilled and, accordingly, the liability was written off as other income.

3. PROPERTY SALE AND SPECIAL DISTRIBUTION:

On May 21, 1999, a joint venture in which the Partnership owned a 50% interest consummated the sale of Glendale Center Shopping Mall, located in Indianapolis, Indiana. The sale price was $15,700,000. The Partnership's share of Sale Proceeds from this transaction was approximately $2,919,700, which was net of actual and estimated closing expenses and the repayment of the mortgage loan encumbering the property. The Partnership recorded a gain of $35,900 in connection with this sale and will distribute $2,899,700 or $66.11 per Unit on November 30, 1999 to Limited Partners of record as of May 21, 1999. In addition, the General Partner believes that with the sale of the Partnership's remaining real estate asset, the Partnership's need for cash reserves has been lessened. Accordingly, the Partnership has declared a special distribution in the amount of $1,359,700 or $31.00 per Unit, which will be paid on November 30, 1999 to Limited Partners of record as of May 21, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1998, for a discussion of the Partnership's business.

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

The Partnership is in the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. During the quarter ended June 30, 1999, the Partnership sold its remaining real property investment.

OPERATIONS
Net income increased by $46,400 and $18,800 for the quarter and six months ended June 30, 1999 when compared to the quarter and six months ended June 30, 1998, respectively. The increases were primarily due to the gain recorded in 1999 on the sale of Glendale Center Shopping Mall ("Glendale"). Operating results at Glendale remained relatively unchanged during the periods under comparison. The decrease in 1999 operating results due to the sale of Glendale was offset by the elimination of depreciation expense in connection with the classification of Glendale as "Held for Disposition".

Rental revenues decreased by $401,800 or 49% and $581,900 or 34% for the quarter and six months ended June 30, 1999 when compared to the quarter and six months ended June 30, 1998, respectively. The decreases were due to the effect of 1999 sale of Glendale.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In May 1999, the Partnership sold its remaining property.

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

                                                        Comparative Cash Flow
                                                           Results For the
                                                          Six Months Ended
                                                        ----------------------
                                                          6/30/99     6/30/98
-------------------------------------------------------------------------------
Cash (Deficit) Flow (as defined in the Partnership
 Agreement)............................................ $  (210,000) $ 142,600
Items of reconciliation:
 Principal payments on mortgage loans                       672,400    561,300
 Decrease (increase) in current assets                      173,300     (9,800)
 (Decrease) increase in current liabilities                (336,300)   140,000
-------------------------------------------------------------------------------
Net cash provided by operating activities               $   299,400  $ 834,100
-------------------------------------------------------------------------------
Net cash provided by (used for) investing activities    $ 7,484,000  $(538,700)
-------------------------------------------------------------------------------
Net cash (used for) financing activities                $(5,580,800) $(563,200)
-------------------------------------------------------------------------------

The diminishment in the amount of Cash Flow (as defined in the Partnership Agreement) of $352,600 for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998 was primarily due to an increase in principal payments on the mortgage loan collateralized by Glendale. The change was also due to a decrease in operating results at Glendale, exclusive of gain on sale and depreciation and amortization.

The increase in the Partnership's cash position of $2,202,600 for the six months ended June 30, 1999 was primarily the result of the receipt of proceeds from the sale Glendale less the repayment of the mortgage loan encumbering the property. Regularly scheduled principal payments on Glendale's mortgage debt (prior to its sale) and net increases in the Partnership's investments in debt securities exceeded net cash provided by operating activities.

The decrease in net cash provided by operating activities of $534,700 for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998 was primarily due to the timing of the payment of certain expenses at Glendale. Many of these payments were accelerated through credits provided to the purchaser in connection with the sale of the property. In addition, the decrease was also due to the decrease in operating results at Glendale, exclusive of gain on sale and depreciation and amortization.

Net cash (used for) provided by investing activities changed from $(538,700) for the six months ended June 30, 1998 to $7,484,000 for the six months ended June 30, 1999. The change was primarily due to the proceeds generated from the 1999 sale of Glendale.

Investments in debt securities are a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for post closing matters related to the Partnership's properties. These investments are of investment grade and mature less than one year from their date of purchase.

With the repayment of the Partnership's variable rate mortgage debt the Partnership has no financial instruments for which there are significant risks. Due to the timing of the maturities and liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risk.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


On May 21, 1999, the joint venture in which the Partnership owned a 50% interest consummated the sale of Glendale for a sale price of $15,700,000. The Partnership's share of Sale Proceeds, net of actual and estimated closing expenses and the repayment of the mortgage loan encumbering the property amounted to $2,919,700. The Partnership will distribute $2,899,700 or $66.11 per Unit on November 30, 1999 to Limited Partners of record as of May 21, 1999. In addition, the General Partner believes that with the sale of the Partnership's remaining property the Partnership's need for cash reserves has been lessened. Accordingly, the Partnership has declared a special distribution in the amount of $1,359,700 or $31.00 per Unit, which will be paid on November 30, 1999 to Limited Partners of record as of May 21, 1999.

Net cash used for financing activities increased by $5,017,600 for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998. The increase was due primarily to the 1999 repayment of the mortgage loan collateralized by Glendale.

The Year 2000 problem is the result of the inability of existing computer programs to distinguish between a year beginning with "20" rather than "19". This is the result of computer programs using two rather than four digits to define an applicable year. If not corrected, any program having time-sensitive software may recognize a date using "00" as the year 1900 rather than year 2000. This could result in a variety of problems including miscalculations, loss of data and failure of entire systems. Critical areas that could be effected are accounts receivable and rent collections, accounts payable, general ledger, cash management, investor services, computer hardware and telecommunications systems.

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

The Partnership has not formulated a written contingency plan. However, the General Partner believes that based on the status of the Partnership's real estate portfolio and its limited number of transactions, aside from catastrophic failures of banks, governmental agencies, etc., it could carry out substantially all of its critical operations on a manual basis or easily convert to systems that are Year 2000 compliant.

The General Partner has begun the process of wrapping-up the Partnership's affairs. This process, which is expected to be completed in the second quarter of 2000, includes resolution of all post-closing property and Partnership matters together with the expiration of representations and warranties included in the contract for the sale of Glendale. Following the resolution of post-closing property matters and the establishment of a reserve for contingencies and wrap-up expenses, the General Partner will make a liquidating distribution to Partners.

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

                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a) Exhibits:  None

     (b) Reports on Form 8-K:

     A report filed on Form 8-K on June 4, 1999 reporting the sale of Glendale Center Shopping Mall.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES X

                              By: FIRST CAPITAL FINANCIAL CORPORATION
                                  GENERAL PARTNER

Date:  August 13, 1999        By:  /s/  DOUGLAS CROCKER II
       ---------------             ------------------------------------------
                                   DOUGLAS CROCKER II
                                   President and Chief Executive Officer

Date:  August 13, 1999        By: /s/  NORMAN M. FIELD
       ---------------            -------------------------------------------
                                       NORMAN M. FIELD
                                       Vice President - Finance and Treasurer