Form 10-Q
period 1999-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 1999-11-12
CIK 750301

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the period ended                     September 30, 1999
                                 -----------------------------------------------

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                      to
                                      -------------------    -------------------

      Commission File Number                            0-14121
                                      ------------------------------------------


               First Capital Income Properties, Ltd. - Series X
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                              59-2417973
-------------------------------                             --------------------
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


Two North Riverside Plaza, Suite 700, Chicago, Illinois          60606-2607
-------------------------------------------------------     --------------------
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                 September 30,
                                                     1999       December 31,
                                                  (Unaudited)       1998
-----------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                               $            $ 2,887,600
 Buildings and improvements                                       12,019,600
-----------------------------------------------------------------------------
                                                                  14,907,200
Accumulated depreciation and amortization                         (7,141,300)
-----------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                                    7,765,900
Cash and cash equivalents                          1,178,500        778,800
Investment in debt securities                      5,866,900      3,495,000
Rents receivable                                                    159,600
Escrow deposits                                                     197,200
Other assets (including loan acquisition costs,
 net of accumulated amortization of $0 and
 $154,900, respectively)                                             41,600
-----------------------------------------------------------------------------
                                                    $7,045,400   $12,438,100
-----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loan payable                              $            $ 5,570,800
 Distribution payable                                4,259,300
 Accounts payable and accrued expenses                  50,000       465,400
 Due to Affiliates                                       6,100        11,600
 Prepaid rent                                                         62,700
 Security deposits                                                    10,000
 Earnest money deposit                                                50,000
 Other liabilities                                     377,300       225,400
-----------------------------------------------------------------------------
                                                     4,692,700     6,395,900
-----------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                             (85,100)      (90,800)
 Limited Partners (43,861 units issued and
  outstanding)                                       2,437,800     6,133,000
-----------------------------------------------------------------------------
                                                     2,352,700     6,042,200
-----------------------------------------------------------------------------
                                                    $7,045,400   $12,438,100
-----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL

For the nine months ended September 30, 1999 (Unaudited) and the year ended December 31, 1998
(All dollars rounded to nearest 00s)

                                            General    Limited
                                            Partner    Partners      Total
------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1998                                       $(80,400) $7,166,900  $ 7,086,500
Net (loss) for the year ended December 31,
 1998                                        (10,400) (1,033,900)  (1,044,300)
------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1998                                        (90,800)  6,133,000    6,042,200
Net income for the nine months ended
 September 30, 1999                            5,700     564,100      569,800
Distributions for the nine months ended
 September 30, 1999                                   (4,259,300)  (4,259,300)
------------------------------------------------------------------------------
Partners' (deficit) capital, September 30,
 1999                                       $(85,100) $2,437,800  $ 2,352,700
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES

For the quarters ended September 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                        1999       1998
-------------------------------------------------------------------------------
 Income:
 Rental                                               $  5,500  $   795,700
 Interest                                               88,200       56,900
-------------------------------------------------------------------------------
                                                        93,700      852,600
-------------------------------------------------------------------------------
 Expenses:
 Interest                                                           154,200
 Depreciation and amortization                                      117,600
 Property operating:
  Affiliates                                                          4,300
  Nonaffiliates                                          1,400      221,400
 Real estate taxes                                     (13,500)      87,500
 Insurance--Affiliate                                                14,300
 Repairs and maintenance                                   300       50,500
 General and administrative:
  Affiliates                                             6,200        1,300
  Nonaffiliates                                         16,200       19,800
 Provision for value impairment                                   2,000,000
-------------------------------------------------------------------------------
                                                        10,600    2,670,900
-------------------------------------------------------------------------------
 Net income (loss)                                    $ 83,100$  (1,818,300)
-------------------------------------------------------------------------------
 Net income (loss) allocated to General Partner       $    800  $   (18,200)
-------------------------------------------------------------------------------
 Net income (loss) allocated to Limited Partners      $ 82,300  $(1,800,100)
-------------------------------------------------------------------------------
 Net income (loss) allocated to Limited Partners per
  Unit (43,861 Units outstanding)                     $   1.88  $    (41.04)
-------------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES

For the nine months ended September 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                         1999       1998
-----------------------------------------------------------------------------
 Income:
 Rental                                               $1,141,600 $ 2,513,700
 Interest                                                201,300     164,800
 Other                                                    10,000
 Gain on sale of property                                 35,900
-----------------------------------------------------------------------------
                                                       1,388,800   2,678,500
-----------------------------------------------------------------------------
 Expenses:
 Interest                                                191,200     472,400
 Depreciation and amortization                            11,600     353,600
 Property operating:
  Affiliates                                               6,400      24,900
  Nonaffiliates                                          287,700     635,800
 Real estate taxes                                       118,200     263,100
 Insurance--Affiliate                                     20,400      38,600
 Repairs and maintenance                                 102,500     159,100
 General and administrative:
  Affiliates                                              13,100       8,000
  Nonaffiliates                                           67,900      73,400
 Provision for value impairment                                    2,000,000
-----------------------------------------------------------------------------
                                                         819,000   4,028,900
-----------------------------------------------------------------------------
 Net income (loss)                                    $  569,800 $(1,350,400)
-----------------------------------------------------------------------------
 Net income (loss) allocated to General Partner       $    5,700 $   (13,500)
-----------------------------------------------------------------------------
 Net income (loss) allocated to Limited Partners      $  564,100 $(1,336,900)
-----------------------------------------------------------------------------
 Net income (loss) allocated to Limited Partners per
  Unit (43,861 Units outstanding)                     $    12.86 $    (30.48)
-----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1999          1998
-------------------------------------------------------------------------------
 Cash flows from operating activities:
 Net income (loss)                                   $   569,800  $ (1,350,400)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities
  Depreciation and amortization                           11,600       353,600
  (Gain) on sale of Property                             (35,900)
  Provision for value impairment                                     2,000,000
  Changes in assets and liabilities:
   Decrease in rents receivable                          159,600        20,800
   Decrease (increase) in other assets                    13,700       (14,400)
   (Decrease) increase in accounts payable and
    accrued expenses                                    (415,400)      104,700
   (Decrease) increase in due to Affiliates               (5,500)        7,000
   (Decrease) in prepaid rent                            (62,700)      (20,400)
   Increase in other liabilities                         151,900       127,100
-------------------------------------------------------------------------------
    Net cash provided by operating activities            387,100     1,228,000
-------------------------------------------------------------------------------
 Cash flows from investing activities:
 Payments for capital and tenant improvements                             (700)
 (Increase) decrease in investments in debt
  securities                                          (2,371,900)      495,300
 Proceeds from sale of Property                        7,818,100
 (Reduction) of earnest money deposit                    (50,000)
 Decrease (increase) in escrow deposits                  197,200       (61,600)
-------------------------------------------------------------------------------
    Net cash provided by investing activities          5,593,400       433,000
-------------------------------------------------------------------------------
 Cash flows from financing activities:
 Repayment of mortgage loan payable                   (4,898,400)
 Principal payments on mortgage loan payable            (672,400)     (716,000)
 (Decrease) in security deposits                         (10,000)       (2,000)
-------------------------------------------------------------------------------
    Net cash (used for) financing activities          (5,580,800)     (718,000)
-------------------------------------------------------------------------------
 Net increase in cash and cash equivalents               399,700       943,000
 Cash and cash equivalents at the beginning of the
  period                                                 778,800     2,842,100
-------------------------------------------------------------------------------
 Cash and cash equivalents at the end of the
  period                                             $ 1,178,500  $  3,785,100
-------------------------------------------------------------------------------
 Supplemental information:
 Interest paid during the period                     $   191,200  $    472,400
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1999
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the operating results for the year ending December 31, 1999.

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

The Partnership evaluates its rental property for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from such property is less than its carrying basis. Upon determination that a permanent impairment has occurred, the rental property is reduced to estimated fair value. With the exception of a $2,000,000 provision recorded during the quarter ended September 30, 1998, management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

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

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss is recorded in accordance with GAAP.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. For the quarter and nine months ended September 30, 1999, the General Partner was not paid a Partnership Management Fee.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition and provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 1999, the General Partner was allocated Net Profits of $800 and $5,700, respectively, which included for the nine months ended September 30, 1999 a gain on the sale of property of $400. For the quarter and nine months ended September 30, 1998, the General Partner was allocated Net (Losses) of $(18,200) and $(13,500), respectively, which included a (loss) of $(20,000) from a provision for value impairment.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1999 were as follows:

                                                      Paid
                                               -------------------
                                               Quarter Nine Months Payable
--------------------------------------------------------------------------
 Asset manangement fees                        $2,400    $ 7,000     None
 Reimbursement of property insurance premiums      --     20,400     None
 Legal                                          2,800     14,000    4,900
 Reimbursement of expenses, at cost:
 --Accounting                                   2,600      6,700      900
 --Investor communication                       1,600      4,200      300
--------------------------------------------------------------------------
                                               $9,400    $52,300   $6,100
--------------------------------------------------------------------------

The variance between amounts listed in this table and the Statement of Income and Expenses are due to capitalized legal costs.

The Partnership had a recorded liability in the amount of $10,000 payable to the General Partner for real estate commissions earned in connection with the sale of a Partnership property. Under the terms of the Partnership Agreement, these commissions were not to be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment. During the quarter ended
June 30, 1999, following the sale of Partnership's final remaining property, it was determined that the requirement would not be fulfilled and, accordingly, the liability was written off as other income.

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

OPERATIONS
Net (loss) income changed from $(1,818,300) and $(1,350,400) for the quarter and nine months ended September 30, 1998 to $83,100 and $569,800 for the quarter and nine months ended September 30, 1999, respectively. The changes were primarily due to a provision for value impairment recorded in 1998 on Glendale Center Shopping Mall ("Glendale"). Exclusive of the provision for value impairment, net income decreased by $98,600 and $79,800 for the quarterly and nine-month periods under comparison. The decreases were primarily due to the absence of operating results in 1999 at Glendale due to its May 1999 sale. The decreases were partially offset an increase in interest earned on the Partnership's short-term investments, which was due to an increase in cash available for investment.

Rental revenues decreased by $790,200 and $1,372,100 for the quarter and nine months ended September 30, 1999 when compared to the quarter and nine months ended September 30, 1998, respectively. The decreases were due to the effect of 1999 sale of Glendale.

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

                                                    Comparative Cash Flow
                                                     Results For the Nine
                                                         Months Ended
                                                    -----------------------
                                                      9/30/99     9/30/98
----------------------------------------------------------------------------
Cash (Deficit) Flow (as defined in the Partnership
 Agreement)                                         $  (126,900) $  287,200
Items of reconciliation:
Principal payments on mortgage loans                    672,400     716,000
Decrease in current assets                              173,300       6,400
(Decrease) increase in current liabilities             (331,700)    218,400
----------------------------------------------------------------------------
Net cash provided by operating activities           $   387,100  $1,228,000
----------------------------------------------------------------------------
Net cash provided by investing activities           $ 5,593,400  $  433,000
----------------------------------------------------------------------------
Net cash (used for) financing activities            $(5,580,800) $ (718,000)
----------------------------------------------------------------------------

The diminishment of the amount of Cash Flow (as defined in the Partnership Agreement) of $414,100 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998 was primarily due to a decrease in operating results at Glendale, exclusive of gain on sale and depreciation and amortization. The change was partially offset by an increase in interest income earned on the Partnership's short-term investments.

The increase in the Partnership's cash position of $399,700 for the nine months ended September 30, 1999 was approximately the amount of cash generated from operating activities. Proceeds from the sale of Glendale were utilized to repay its mortgage loan, with the excess Sale Proceeds invested in debt securities.

The decrease in net cash provided by operating activities of $840,900 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998 was primarily due to the timing of the payment of certain expenses at Glendale. In connection with the sale of Glendale, the purchaser assumed the obligation to pay a substantial portion of Glendale's trade liabilities and was provided a credit from the Partnership. In addition, the decrease was also due to reduced operating results at Glendale, exclusive of gain on sale and depreciation and amortization.

Net cash provided by investing activities increased by $5,160,400 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. The increase was primarily due to the proceeds generated from the 1999 sale of Glendale. The increase was partially offset by a net increase in investments in debt securities during 1999 as compared to the net maturity of investments in debt securities during the comparable period of 1998.

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

On May 21, 1999, the joint venture in which the Partnership owned a 50% interest consummated the sale of Glendale for a sale price of $15,700,000. The Partnership's share of Sale Proceeds, net of actual and estimated closing expenses and the mortgage loan encumbering the property amounted to $2,919,700. The Partnership intends to distributed $2,899,700 or $66.11 per Unit on November 30, 1999 to Limited Partners of record as of May 21, 1999. In addition, the General Partner believes that with the sale of the Partnership's remaining property, the Partnership's need for cash reserves has been lessened. Accordingly, the Partnership has declared a special distribution in the amount of $1,359,700 or $31.00 per Unit, which will be paid on November 30, 1999 to Limited Partners of record as of May 21, 1999.

Net cash used for financing activities increased by $4,862,800 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. The increase was due primarily to the 1999 repayment of the mortgage loan collateralized by Glendale in connection with its sale.

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

While the Partnership has not formulated a written contingency plan, it has selected the Year 2000 compliant systems it intends to use beginning in the Year 2000. The General Partner believes that based on the status of the Partnership's real estate portfolio and its limited number of transactions, aside from catastrophic failures of banks, governmental agencies, etc., it will be able to carry out substantially all of its critical operations.

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

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be significantly less than such Limited Partners' Original Capital Investment.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a) Exhibits: None

     (b) Reports on Form 8-K:

     There were no reports filed on Form 8-K during the quarter ended September 30, 1999.

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

Date:  November 10, 1999        By:  /s/       DOUGLAS CROCKER II
       -----------------             --------------------------------------
                                               DOUGLAS CROCKER II
                                     President and Chief Executive Officer

Date:  November 10, 1999        By:  /s/        NORMAN M. FIELD
       -----------------             --------------------------------------
                                                NORMAN M. FIELD
                                     Vice President - Finance and Treasurer