Form 10-K405
period 1999-12-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 2000-03-29
CIK 750301

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                ---------------

                                   FORM 10-K

                                ---------------

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE TRANSITION PERIOD FROM  TO

  COMMISSION FILE NUMBER 0-14121

                FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES X
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                FLORIDA                               59-2417973
    (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

 TWO NORTH RIVERSIDE PLAZA, SUITE 700,                60606-2607
           CHICAGO, ILLINOIS
    (ADDRESS OF PRINCIPAL EXECUTIVE                   (ZIP CODE)
                OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (312) 207-0020

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: LIMITED PARTNERSHIP
                                     UNITS

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

EXHIBIT INDEX--PAGE A-1

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

The registrant, First Capital Income Properties, Ltd.--Series X (the "Partnership") is a limited partnership organized in 1984 under the Florida Uniform Limited Partnership Law. The Partnership sold 43,861 Limited Partnership Units (the "Units") to the public from September 1984 to September 1985, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission. Unless otherwise defined herein, capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The Partnership was formed to invest primarily in existing or to-be-developed real estate, such as shopping centers, warehouses, office buildings, and, to a lesser extent, in other types of income-producing commercial real estate. From December 1984 to February 1988, the Partnership made one real property investment, purchased 50% interests in two joint ventures and a 25% interest in one joint venture each with Affiliated partnerships. These joint ventures were each formed for the purpose of acquiring a 100% interest in certain real property and, prior to dissolution were operated under the common control of First Capital Financial Corporation (the "General Partner"). Through December 31, 1999, the Partnership has sold all four of its property investments. Upon the successful resolution of post-closing matters related to the properties sold by the Partnership, the Partnership will make a liquidating distribution to Partners and dissolve.

ITEM 2. PROPERTIES

During the year ended December 31, 1999, the Partnership sold its remaining property interest.

ITEM 3. LEGAL PROCEEDINGS

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1999. Ordinary routine legal matters incidental to the business which was not deemed material were pursued during the quarter ended December 31, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a,b,c & d) None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 2000, there were 2,980 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          ------------------------------------------------------------
                             1999       1998         1997        1996         1995
---------------------------------------------------------------------------------------
Total revenues            $1,467,000 $ 3,548,500  $ 4,731,800 $ 4,299,700  $ 4,288,100
Net income (loss)         $  646,200 $(1,044,300) $ 1,560,000 $(2,332,100) $(7,271,600)
Net income (loss)
 allocated to Limited
 Partners                 $  639,700 $(1,033,900) $ 1,544,400 $(2,308,800) $(7,198,900)
Net income (loss)
 allocated to Limited
 Partners per Unit
 (43,861 Units
 outstanding)             $    14.58 $    (23.57) $     35.21 $    (52.64) $   (164.13)
Total assets              $2,876,300 $12,438,100  $14,350,700 $17,384,800  $20,522,900
Mortgage loans payable          None $ 5,570,800  $ 6,559,700 $11,194,100  $11,998,000
Distributions to Limited
 Partners per Unit
 (43,861 Units
 outstanding) (a)         $    97.11        None         None        None         None
Return of capital to
 Limited Partners per
 Unit (43,861 Units
 outstanding) (b)         $    82.53        None         None        None         None
Other data:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)                  None $ 7,765,900  $10,089,200 $14,416,200  $17,381,000
Number of real property
 interests owned at
 December 31                    None           1            1           2            2
---------------------------------------------------------------------------------------

(a) Distributions to Limited Partners per Unit for the year ended December 31, 1999 were comprised of Sale Proceeds of $66.11 and a special distribution of cash previously reserved for working capital purposes of $31.00.

(b) For the purposes of this table, return of capital represents either: 1) the amount by which distributions, if any, exceeded net income for the respective year or 2) total distributions, if any, when the Partnership incurs a net loss for the respective year. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale or Refinancing proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                      For the Years Ended December 31,
                          -------------------------------------------------------------
                             1999         1998         1997         1996        1995
----------------------------------------------------------------------------------------
Cash Flow (Deficit) (as
 defined in the
 Partnership Agreement)
 (a)                      $   (46,200) $   330,300  $   436,700  $  191,900  $  288,600
Items of reconciliation:
 Principal payments on
  mortgage loans payable      672,400      988,900      814,600     803,900     500,600
 Changes in current
  assets and
  liabilities:
  Decrease in current
   assets                     173,300      124,100      138,100      13,900      26,600
  (Decrease) increase in
   current liabilities       (317,900)     118,000       55,400      (6,100)    (55,300)
----------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $   481,600  $ 1,561,300  $ 1,444,800  $1,003,600  $  760,500
----------------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities               $10,215,400  $(2,610,500) $ 4,121,100  $ (725,200) $ (743,300)
----------------------------------------------------------------------------------------
Net cash (used for)
 provided by financing
 activities               $(9,840,100) $(1,014,100) $(4,649,500) $ (816,800) $1,354,600
----------------------------------------------------------------------------------------

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

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-7 in this report.

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

In 1992, the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. Through December 31, 1999, the Partnership has sold all of its real property investments.

OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
1998

Net (loss) income changed from $(1,044,300) for the year ended December 31, 1998 to $646,200 for the year ended December 31, 1999. The change was primarily due to a $2,000,000 provision for value impairment recorded in 1998 on Glendale Center Shopping Mall ("Glendale"). Exclusive of the provision for value impairment, net income decreased by $309,500 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The decrease was primarily due to the partial absence of operating results on Glendale in 1999 due to its May 1999 sale. The decrease was partially offset by an increase interest earned on the Partnership's short-term investments, which was due to an increase in cash available for investment during 1999.

Rental revenues decreased by $2,166,800 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The decrease was due to the effects of the 1999 sale of Glendale.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31,
1997

Net income (loss) changed from $1,560,000 for the year ended December 31, 1997 to $(1,044,300) for the year ended December 31, 1998. The change was primarily due to the gain recorded on the 1997 sale of Regency Park Shopping Center ("Regency") and the 1998 provision for value impairment recorded on Glendale.

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

Rental revenues decreased by $156,600 or 4.5% for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily the result of the effects of the 1997 early termination of a tenant's lease. This early termination resulted in additional revenues during 1997 and reduced occupancy and revenues during 1998. The decrease was also the result of a decrease in tenant reimbursements for common area maintenance, due to an overestimate of 1997-tenant reimbursements payable in 1998. The decrease was also due to a decrease in base rents, which is due to the decline in average occupancy.

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

The rate of inflation has remained relatively stable and has had a minimal impact on the operating results of the Partnership. The nature of various tenant lease clauses protected the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for: 1) annual rent increases based on the Consumer Price Index or graduated rental increases; 2) percentage rentals for which the Partnership receives as additional rent a percentage of a tenant's sales over predetermined amounts and
3) total or partial tenant reimbursement of property operating expenses including real estate taxes.

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

The diminishment of the amount of Cash Flow (as defined in the Partnership Agreement) of $376,500 for the year ended December 31, 1999 when compared to the year ended December 31, 1998 was primarily due to a decrease in operating results at Glendale, exclusive of gain on sale and depreciation and amortization. The change was partially offset by an increase in interest income earned on the Partnership's short-term investments and the effects of reduced scheduled principal payments on the Partnership's mortgage debt.

The increase in the Partnership's cash position of $856,900 during the year ended December 31, 1998 was primarily the result of the maturity of a portion of the 1998 investments in debt securities (see discussion below) partially offset by amounts that were utilized to fund the special distribution of cash reserves in November 1999.

The decrease in net cash provided by operating activities of $1,079,700 for the year ended December 31, 1999 when compared to the year ended December 31, 1998, was primarily due to the timing of the payment of certain expenses at Glendale. In connection with the sale of Glendale, the purchaser assumed the obligation to pay a substantial portion of Glendale's trade liabilities and was provided a credit from the Partnership. In addition, the decrease was also due to diminished operating results at Glendale, exclusive of gain on sale and depreciation and amortization.

Net cash (used for) provided by investing activities changed from $(2,610,500) for the year ended December 31, 1998 to $10,215,400 for the year ended December 31, 1999. The change was due primarily to the gross proceeds realized from the 1999 sale of Glendale and the net maturity of investments in debt securities during 1999 as compared to a net investment during 1998.

Investments in debt securities are a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for post-closing matters related to the sales of various Partnership properties. These investments are of investment grade and mature less than one year from their date of purchase.

The Partnership has no financial instruments for which there are significant risks. Due to the timing of the maturities and liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risk.

On May 21, 1999, the joint venture in which the Partnership owned a 50% interest consummated the sale of Glendale for a sale price of $15,700,000. The Partnership's share of Sale Proceeds, net of closing expenses and the repayment of the mortgage loan encumbering the property amounted to $2,915,400. In connection with this sale, the Partnership distributed $2,899,700 or $66.11 per Unit on November 30, 1999 to Limited Partners of record as of May 21, 1999. In addition, in connection with the sale of the Partnership's remaining property, the Partnership's need for cash reserves had been lessened. Accordingly, the Partnership declared a special distribution of cash previously retained as working capital reserves in the amount of $1,359,700 or $31.00 per Unit, which was paid on November 30, 1999 to Limited Partners of record as of May 21, 1999.

Net cash used for financing activities increased by $8,826,000 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The increase was due primarily to the 1999 repayment of the mortgage loan collateralized by Glendale in connection with its sale. The increase was also due to the 1999 distribution of Glendale Sale Proceeds and the 1999 special distribution of cash previously retained as working capital reserves.

In prior years, the Partnership discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Partnership completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Partnership experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Partnership incurred minimal expenses in connection with remediating its systems. The Partnership is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Partnership will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

The General Partner has begun the process of wrapping-up the Partnership's affairs. This process, which is expected to be completed in the second quarter of 2000, includes resolution of all post-closing property and Partnership matters together with the expiration of representations and warranties included in the contract for the sale of Glendale. Following the resolution of post-closing property matters and the establishment of a reserve for contingencies and wrap-up expenses, the Partnership will make a liquidating distribution to Partners and dissolve.

Based upon the current value of its assets, net of its outstanding liabilities, the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be substantially less than such Limited Partners' Original Capital Contribution.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedules and Exhibits."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) & (E) DIRECTORS

The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March 31, 2000, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 2000.

       Name                                                              Office
       ----                                                             --------
       Douglas Crocker II.............................................. Director
       Sheli Z. Rosenberg.............................................. Director

Douglas Crocker II, 59, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Wellsford Real Properties, Inc. and Ventas Inc. and was a member of the Board of Directors of Horizon Group, Inc. from, July 1996 to June 1998. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 1997.

Sheli Z. Rosenberg, 58, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been vice chairman of Equity Group Investments, LLC ("EGI") since January 2000. From November 1994 until 1999 had been President and Chief Executive Officer of EGI. Ms. Rosenberg has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., Capital Trust Inc., CVS Corporation, Dynergy, Inc., Danka Business Systems PLC and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties Trust and Equity Office Properties Trust. Ms. Rosenberg was a Principal of Rosenberg & Liebentritt, P.C. ("R&L") from 1980 until 1997. R&L served as counsel to the Partnership, the General Partner and certain of their Affiliates until its dissolution in 1999.

(B) & (E) EXECUTIVE OFFICERS

The Partnership does not have any executive officers. The executive officers of the General Partner as of March 31, 2000 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

             Name                                        Office
             ----                                        ------
       Douglas Crocker II................ President and Chief Executive Officer
       Donald J. Liebentritt............. Vice President
       Norman M. Field................... Vice President--Finance and Treasurer

PRESIDENT AND CEO--See Table of Directors above.

Donald J. Liebentritt, 49, has been Vice President of the General Partner since July 1997 and is President of EGI, Vice President and Assistant Secretary of Great American and was Principal and Chairman of the Board of R&L.

Norman M. Field, 51, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President of Great American from July 1983 until March 1995 and from July 1997 to the present.

(D) FAMILY RELATIONSHIPS

There are no family relationships among any of the foregoing directors and officers.

(F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11. EXECUTIVE COMPENSATION

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1999. However, the General Partner and Affiliates do compensate certain directors and officers of the General Partner.

For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(E) NONE

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of March 1, 2000, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 43,861 Units outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 2000, the executive officers and directors of First Capital Financial Corporation, the General Partner did not own any Units.

(c) None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) An Affiliate of the General Partner provides supervisory and asset management services to the Partnership. For the year ended December 31, 1999, this Affiliate was entitled to supervisory and asset management fees and reimbursements of $9,600. In addition, other Affiliates of the General Partner were entitled to fees, compensation and reimbursements of $36,700 for insurance, personnel, and other miscellaneous services for 1999. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. Of the foregoing amounts, a total of $3,300 was due to Affiliates as of December 31, 1999.

   The Partnership owed $10,000 to the General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission was accrued but not paid. Under the terms of the Partnership Agreement, this fee will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment. During the year ended December 31, 1999, following the sale of the Partnership's final property, it was determined that the requirement would not be fulfilled and, accordingly, the liability was written off and reported as other income.

   In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. For the year ended December 31, 1999, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Partnership Management Fee.

   In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition and provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1999, the General Partner was allocated Net Profits of $6,500.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), served as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Donald J. Liebentritt, Vice President of the General Partner, was a Principal and Chairman of the Board of Rosenberg. Compensation for these services were on terms which were fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. Total legal fees paid to Rosenberg for the year ended December 31, 1999 were $26,200.

(c) No management person is indebted to the Partnership.

(d) None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a,c & d) (1,2 & 3) See Index of Financial Statements, Schedules and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 1999.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     FIRST CAPITAL INCOME PROPERTIES, LTD.--
                                     SERIES X

                                     BY: FIRST CAPITAL FINANCIAL CORPORATION
                                     GENERAL PARTNER

Dated: March 24, 2000                By: _____________________________________
                                              /s/ DOUGLAS CROCKER II
                                                 DOUGLAS CROCKER II
                                            PRESIDENT AND CHIEF EXECUTIVE
                                                       OFFICER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        /s/ DOUGLAS CROCKER II           March 24, 2000    President, Chief Executive
______________________________________                      Officer and Director of
          DOUGLAS CROCKER II                                the General Partner

        /s/ SHELI Z. ROSENBERG           March 24, 2000    Director of the General
______________________________________                      Partner
          SHELI Z. ROSENBERG

      /s/ DONALD J. LIEBENTRITT          March 24, 2000    Vice President
______________________________________
        DONALD J. LIEBENTRITT

         /s/ NORMAN M. FIELD             March 24, 2000    Vice President--Finance
______________________________________                      and Treasurer
           NORMAN M. FIELD

INDEX OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                      Pages
------------------------------------------------------------------------------
Report of Independent Auditors                                         A-2
Balance Sheets as of December 31, 1999 and 1998                        A-3
Statements of Partners' Capital for the Years Ended December 31,
 1999, 1998 and 1997                                                   A-3
Statements of Income and Expenses for the Years Ended December 31,
 1999, 1998 and 1997                                                   A-4
Statements of Cash Flows for the Years Ended December 31, 1999,
 1998 and 1997                                                         A-4
Notes to Financial Statements                                       A-5 to A-7
------------------------------------------------------------------------------

All schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) FIRST AMENDED AND RESTATED CERTIFICATE AND AGREEMENT OF LIMITED PARTNERSHIP AS SET FORTH ON PAGES A-1 THROUGH A-32 OF THE PARTNERSHIP'S DEFINITIVE PROSPECTUS DATED SEPTEMBER 25, 1984; REGISTRATION STATEMENT NO. 2-92364, FILED PURSUANT TO RULE 424 (B), IS INCORPORATED HEREIN BY REFERENCE.

EXHIBIT (10) MATERIAL CONTRACTS

Real Estate Sale Agreement and Closing Documents for the sale of Glendale Center Shopping Mall filed as an exhibit to the Partnership's Report on Form 8-K filed on June 4, 1999 is incorporated herein by reference.

EXHIBIT (13) ANNUAL REPORT TO SECURITY HOLDERS

The 1998 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27) FINANCIAL DATA SCHEDULE

                         REPORT OF INDEPENDENT AUDITORS

Partners
First Capital Income Properties, Ltd.-Series X
Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Income Properties, Ltd.-Series X as of December 31, 1999 and 1998, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd.-Series X at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                     Ernst & Young LLP

Chicago, Illinois
February 15, 2000

BALANCE SHEETS
December 31, 1999 and 1998
(All dollars rounded to nearest 00s)

                                                    1999        1998
                                                   ------      ------
ASSETS
Investment in commercial rental property:
 Land                                            $           $ 2,887,600
 Buildings and improvements                                   12,019,600
-----------------------------------------------------------------------------
                                                              14,907,200
 Accumulated depreciation and amortization                    (7,141,300)
-----------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                                7,765,900
Cash and cash equivalents                         1,635,700      778,800
Investments in debt securities                    1,240,600    3,495,000
Rents receivable                                                 159,600
Escrow deposits                                                  197,200
Other assets (primarily loan acquisition costs,
 net of accumulated amortization of $0 and
 $154,900, respectively)                                          41,600
-----------------------------------------------------------------------------
                                                 $2,876,300  $12,438,100
-----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loan payable                           $           $ 5,570,800
 Accounts payable and accrued expenses               54,200      465,400
 Due to Affiliates, net                               3,300       11,600
 Security deposits                                                10,000
 Prepaid rent                                                     62,700
 Earnest money deposit                                            50,000
 Other liabilities                                  389,700      225,400
-----------------------------------------------------------------------------
                                                    447,200    6,395,900
-----------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                          (84,300)     (90,800)
 Limited Partners (43,861 Units issued and
  outstanding)                                    2,513,400    6,133,000
-----------------------------------------------------------------------------
                                                  2,429,100    6,042,200
-----------------------------------------------------------------------------
                                                 $2,876,300  $12,438,100
-----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1999, 1998 and 1997
(All dollars rounded to nearest 00s)

                                             General    Limited
                                             Partner    Partners     Total
------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1997                                       $ (96,000) $5,622,500  $5,526,500
Net income for the year ended December 31,
 1997                                          15,600   1,544,400   1,560,000
------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1997                                         (80,400)  7,166,900   7,086,500
Net (loss) for the year ended December 31,
 1998                                         (10,400) (1,033,900) (1,044,300)
------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1998                                         (90,800)  6,133,000   6,042,200
Net income for the year ended December 31,
 1999                                           6,500     639,700     646,200
Distributions for the
 year ended December 31, 1999                          (4,259,300) (4,259,300)
------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1999                                       $ (84,300) $2,513,400  $2,429,100
------------------------------------------------------------------------------

                                                                             A-3
    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1999, 1998 and 1997
(All dollars rounded to nearest 00s except per Unit amounts)

                                           1999       1998         1997
--------------------------------------------------------------------------
Income:
 Rental                                 $1,148,600 $ 3,315,400  $3,754,900
 Interest                                  276,800     233,100     177,500
 Gain on sale of property                   31,600                 799,400
 Other                                      10,000
--------------------------------------------------------------------------
                                         1,467,000   3,548,500   4,731,800
--------------------------------------------------------------------------
Expenses:
 Interest                                  191,200     616,500     888,100
 Depreciation and amortization              11,600     363,500     490,700
 Property operating:
  Affiliates                                 8,900      34,900      60,500
  Nonaffiliates                            291,100     866,100     978,000
 Real estate taxes                          97,900     336,200     278,900
 Insurance--Affiliate                       20,400      50,100      51,100
 Repairs and maintenance                   103,000     220,900     329,900
 General and administrative:
  Affiliates                                22,000      13,200      12,300
  Nonaffiliates                             74,700      91,400      82,300
Provision for value impairment                       2,000,000
--------------------------------------------------------------------------
                                           820,800   4,592,800   3,171,800
--------------------------------------------------------------------------
Net income (loss)                       $  646,200 $(1,044,300) $1,560,000
--------------------------------------------------------------------------
Net income (loss) allocated to General
 Partner                                $    6,500 $   (10,400) $   15,600
--------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners                               $  639,700 $(1,033,900) $1,544,400
--------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners per Unit (43,861 Units
 outstanding)                           $    14.58 $    (23.57) $    35.21
--------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1999, 1998 and 1997
(All dollars rounded to nearest 00s)

                                            1999         1998         1997
-------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                        $   646,200  $(1,044,300) $ 1,560,000
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization               11,600      363,500      490,700
  Gain on sale of property                   (31,600)                 (799,400)
  Provision for value impairment                        2,000,000
  Changes in assets and liabilities:
  Decrease in rents receivable               159,600      137,800      138,600
  Decrease (increase) in other assets         13,700      (13,700)        (500)
  (Decrease) increase in accounts
   payable and accrued expenses             (411,200)      27,200     (131,600)
  (Decrease) increase in due to
   Affiliates                                 (8,300)       3,500      (25,100)
  (Decrease) increase in prepaid rent        (62,700)      42,300      (16,000)
  Increase in other liabilities              164,300       45,000      228,100
-------------------------------------------------------------------------------
   Net cash provided by operating
    activities                               481,600    1,561,300    1,444,800
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for building and tenant
  improvements                                               (700)
 Proceeds from sale of property            7,813,800                 4,687,600
 Decrease (increase) in investments in
  debt securities                          2,254,400   (2,513,000)    (485,700)
 (Reduction) of earnest money deposit        (50,000)
 Decrease (increase) in escrow deposits      197,200      (96,800)     (80,800)
-------------------------------------------------------------------------------
   Net cash provided by (used for)
    investing activities                  10,215,400   (2,610,500)   4,121,100
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Repayment of mortgage loan payable       (4,898,400)               (3,819,800)
 Principal payments on mortgage loans
  payable                                   (672,400)    (988,900)    (814,600)
 Payment of loan extension costs                          (27,800)
 Distributions paid to Partners           (4,259,300)
 (Decrease) increase in security
  deposits                                   (10,000)       2,600      (15,100)
-------------------------------------------------------------------------------
   Net cash (used for) financing
    activities                            (9,840,100)  (1,014,100)  (4,649,500)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                            856,900   (2,063,300)     916,400
Cash and cash equivalents at the
 beginning of the year                       778,800    2,842,100    1,925,700
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of
 the year                                $ 1,635,700  $   778,800  $ 2,842,100
-------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the year           $   191,200  $   616,500  $   912,200
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
December 31, 1999

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

The Partnership has disposed of its real estate properties. Upon resolution of the various post-closing matters related to the sale of the Partnership's properties, the Partnership will make a liquidating distribution and dissolve.

In 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing matters related to properties sold by the Partnership. The adoption of Statement 131 did not affect the results of operations or financial position.

The Partnership Agreement provides that the Partnership will be dissolved on or before December 31, 2014. The Limited Partners, by a majority vote, may dissolve the Partnership at any time.

ACCOUNTING POLICIES:

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred. Effective July 1, 1998, the Partnership recognizes rental income that is contingent upon tenants achieving specified targets, only to the extent that such targets are attained.

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

The financial statements include until its 1999 dissolution, the Partnership's 50% interest in one joint venture and until its dissolution in 1997, its 25% interest in another joint venture with Affiliated partnerships. These joint ventures were formed for the purpose of each acquiring a 100% interest in certain real property and were operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the venture's revenues, expenses, assets, liabilities and Partners' capital was included in the financial statements.

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

The Partnership evaluates its rental property for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a property is less than its estimated carrying basis. Upon determination that an impairment has occurred, the basis in the rental property is reduced to fair value. Except as disclosed in Note 4, management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

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

Investments in debt securities are comprised of obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had a maturity of less than one year when purchased.

Certain reclassifications have been made to the previously reported 1998 and 1997 statements in order to provide comparability with the 1999 statements. These reclassifications have no effect on net income or Partners' (deficit) capital.

The Partnership's financial statements include financial instruments, including receivables, escrow deposits, mortgage debt and trade liabilities. The Partnership considers the disclosure of the fair value of its mortgage debt to be impracticable due to the general illiquid nature of the real estate financing market and an inability to obtain comparable financing on its property due to a decline in market value. The fair values of all other financial instruments including cash and cash equivalents, included in the financial statements, was not materially different from their carrying values at December 31, 1999 and 1998.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. For the year ended December 31, 1999, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Partnership Management Fee.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition and provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provisions for value impairment of Partnership properties are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1999, the General Partner was allocated net profits of $6,500, which included $300 of a net gain on the sale of Glendale. For the year ended December 31, 1998 the General Partner was allocated a net (loss) of $(10,400) which included a (loss) from a provision for value impairment of $(20,000). For the year ended December 31, 1997, the General Partner was allocated net profits of $15,600, which included $8,000 of a net profit from the sale of Regency.

Fees and reimbursements paid and payable by the Partnership to Affiliates were as follows:

                                    For the years ended December 31,
                            -------------------------------------------------
                                 1999             1998             1997
                            --------------- ---------------- ----------------
                             Paid   Payable   Paid   Payable   Paid   Payable
------------------------------------------------------------------------------
Real estate commission (a)     None   None      None $10,000     None $10,000
Property management and
 leasing fees               $ 9,600   None  $ 19,800    None $ 55,500  (2,400)
Reimbursements of property
 insurance premiums          20,400   None    50,100    None   51,100    None
Legal                        26,200   None    25,400    None   35,200    None
Reimbursements of
 expenses, at cost
 --Accounting                 8,500 $2,300     7,000   1,100    9,000     400
 --Investor communication     6,100  1,000     3,500     500    3,400     100
------------------------------------------------------------------------------
                            $70,800 $3,300  $105,800 $11,600 $154,200 $ 8,100
------------------------------------------------------------------------------

The variance between the amounts listed in this table and the Statement of Income and Expense is due to capitalized legal costs.
(a) The Partnership owed $10,000 to the General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission was accrued but not paid. In accordance with the Partnership Agreement, the Partnership shall not pay the General Partner or any Affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment. During the year ended December 31, 1999, following the sale of the Partnership's final property, it was determined that the requirement would not be fulfilled and, accordingly, the liability was written off and reported as other income.

3. INCOME TAX:

The Partnership utilizes the accrual method of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income and the Partnership's provisions for value impairment. For the years ended December 31, 1999, 1998 and 1997 net (loss) income for income tax reporting purposes was $(3,589,200), $277,600 and $(2,252,100), respectively.

4. PROPERTY SALES:

On May 21, 1999, a joint venture in which the Partnership owned a 50% interest, consummated the sale of Glendale Center Shopping Mall, located in Indianapolis, Indiana. The sale price was $15,700,000. The Partnership's share of Sale Proceeds from this transaction was $2,915,400, which was net of closing expenses and the repayment of the mortgage loan encumbering the property. The Partnership recorded a gain of $31,600 in connection with this sale and distributed $2,899,700 or $66.11 per Unit on November 30, 1999 to Limited Partners of record as of May 21, 1999. In addition, in connection with the sale of the Partnership's remaining real estate asset, the Partnership's need for cash reserves had been lessened. Accordingly, the Partnership declared a special distribution in the amount of $1,359,700 or $31.00 per Unit, which was paid on November 30, 1999 to Limited Partners of record as of May 21, 1999. Upon entering into the contract to sell Glendale in 1998, the Partnership recorded a provision for value impairment of $2,000,000 to reduce the carrying basis in Glendale to equal the contract price less estimated selling expenses. In addition, following the Partnership's classification of Glendale as "Held for Disposition" (October 1, 1998) the Partnership stopped recording depreciation on Glendale.

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