Form 10-Q
period 2000-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 2000-05-11
CIK 750301

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                ---------------

                                   FORM 10-Q

                                ---------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE PERIOD ENDED MARCH 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE TRANSITION PERIOD FROM        TO

  COMMISSION FILE NUMBER 0-14121

                FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES X
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                FLORIDA                                59-2417973
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

       TWO NORTH RIVERSIDE PLAZA,                        60606-2607
               SUITE 700,                              (ZIP CODE)
           CHICAGO, ILLINOIS
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

                                 (312) 207-0020
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                            March 31,
                                              2000      December 31,
                                           (Unaudited)      1999
--------------------------------------------------------------------
ASSETS
Cash and cash equivalents                  $2,866,400    $1,635,700
Investments in debt securities                            1,240,600
--------------------------------------------------------------------
                                           $2,866,400    $2,876,300
--------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses     $   24,400    $   54,200
 Due to Affiliates                                200         3,300
 Other liabilities                            389,700       389,700
--------------------------------------------------------------------
                                              414,300       447,200
--------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                    (84,100)      (84,300)
 Limited Partners (43,861 units issued and
  outstanding)                              2,536,200     2,513,400
--------------------------------------------------------------------
                                            2,452,100     2,429,100
--------------------------------------------------------------------
                                           $2,866,400    $2,876,300
--------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 2000 (Unaudited) and the year ended December 31, 1999
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1999                                       $(90,800) $ 6,133,000  $ 6,042,200
Net income for the year ended December 31,
 1999                                          6,500      639,700      646,200
Distributions for the year ended December
 31, 1999                                              (4,259,300)  (4,259,300)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1999                           (84,300)   2,513,400    2,429,100
Net income for the quarter ended March 31,
 2000                                            200       22,800       23,000
-------------------------------------------------------------------------------
Partners' (deficit) capital, March 31,
 2000                                       $(84,100) $ 2,536,200  $ 2,452,100
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                            2000     1999
---------------------------------------------------------------------------
Income:
 Rental                                                    $ 1,700 $714,800
 Interest                                                   39,200   48,800
---------------------------------------------------------------------------
                                                            40,900  763,600
---------------------------------------------------------------------------
Expenses:
 Interest                                                           124,100
 Depreciation and amortization                                        7,000
 Property operating:
  Affiliates                                                          3,200
  Nonaffiliates                                                     193,100
 Real estate taxes                                                   89,500
 Insurance--Affiliate                                                13,800
 Repairs and maintenance                                             52,500
 General and administrative:
  Affiliates                                                 3,000    3,600
  Nonaffiliates                                             14,900   31,800
---------------------------------------------------------------------------
                                                            17,900  518,600
---------------------------------------------------------------------------
Net income                                                 $23,000 $245,000
---------------------------------------------------------------------------
Net income allocated to General Partner                    $   200 $  2,500
---------------------------------------------------------------------------
Net income allocated to Limited Partners                   $22,800 $242,500
---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (43,861
 Units outstanding)                                        $  0.52 $   5.53
---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          2000        1999
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   23,000  $  245,000
 Adjustments to reconcile net income to net cash (used
  for) provided by operating activities:
  Depreciation and amortization                                         7,000
  Changes in assets and liabilities:
   (Increase) in rents receivable                                    (139,800)
   (Increase) in other assets                                          (1,800)
   (Decrease) increase in accounts payable and accrued
    expenses                                              (29,800)     92,900
   (Decrease) in due to Affiliates                         (3,100)       (600)
   Increase in prepaid rent                                           118,900
------------------------------------------------------------------------------
  Net cash (used for) provided by operating activities     (9,900)    321,600
------------------------------------------------------------------------------
Cash flows from investing activities:
 Decrease in investments in debt securities             1,240,600   2,509,600
 (Increase) in escrow deposits                                        (26,800)
 Receipt of earnest money deposit                                     200,000
------------------------------------------------------------------------------
  Net cash provided by investing activities             1,240,600   2,682,800
------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loan payable                         (617,400)
------------------------------------------------------------------------------
  Net cash (used for) financing activities                     --    (617,400)
------------------------------------------------------------------------------
Net increase in cash and cash equivalents               1,230,700   2,387,000
Cash and cash equivalents at the beginning of the
 period                                                 1,635,700     778,800
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $2,866,400  $3,165,800
------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                       $       --  $  124,100
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)


March 31, 2000

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

ACCOUNTING POLICIES:
The Partnership sold its remaining property during 1999. The Partnership is in the process of resolving post closing matters related to the sold properties, which include reprorations, adjustments, as well as, expiration of representations and warranties made to the purchaser of the last property. Upon completion of this process, together with the resolution of other pending matters, the Partnership will make a liquidating distribution to Partners and dissolve.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. The joint venture was formed for the purpose of acquiring a 100% interest in certain real property and until its May 1999 sale was operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the venture's revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing property sale matters.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

Reference is made to the Partnership's Annual Report for the year ended December 31, 1999 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. For the three months ended March 31, 2000 and 1999, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Partnership Management Fee.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition and provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarters ended March 31, 2000 and 1999, the General Partner was allocated Net Profits of $200 and $2,500, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 2000 were as follows:

                                      Paid  Payable
---------------------------------------------------
Asset management fees                $  400  None
Reimbursement of expenses, at cost:
 --Accounting                         2,900  None
 --Investor communication             2,800   200
---------------------------------------------------
                                     $6,100  $200
---------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Reference is made to the Partnership's annual report for the year ended December 31, 1999 for a discussion of the Partnership's business.

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

The Partnership has substantially completed the disposition phase of its life cycle. The Partnership sold its remaining real property investments and is working toward resolution of post closing property sale matters.

OPERATIONS
Net income decreased by $222,000 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. The decrease was primarily due to the absence of operating results in 2000 resulting from the May 1999 sale of Glendale Center Shopping Mall ("Glendale"). The decrease was also due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in cash available for investment.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position of $1,230,700 during the three months ended March 31, 2000 was primarily the result of the maturity of the Partnership's investments in debt securities. Liquid assets of the Partnership as of March 31, 2000 were comprised of amounts held for post property-sale matters and Partnership liquidation expenses.

Net cash provided by (used for) operating activities changed from $321,600 for the three months ended March 31, 1999 to $(9,900) the three months ended March 31, 2000. The change was primarily the result of the decrease in net income, as previously discussed. The change was also due to the timing of the payment of certain expenses.

Net cash provided by investing activities decreased by $1,442,200 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. The decrease was primarily the result of the net maturity of a portion of the Partnership's 1999 investments in debt securities exceeding the 2000 net maturity of the Partnership's investments in debt securities. The decrease was also due to the 1999 receipt of earnest money related to the sale of Glendale.

The Partnership has no financial instruments for which there are significant risks.

Net cash used for financing activities decreased by $617,400 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. The decrease was primarily the result of a decrease in principal payments on the Partnership's mortgage loan collateralized by Glendale. In conjunction with its May 1999 sale, the mortgage loan collateralized by Glendale was repaid in full.

The General Partner is in the process of wrapping-up the Partnership's affairs. This process, which is expected to be completed during 2000, includes a resolution of all post-closing property and Partnership matters together with reprorations and the expiration of representations and warranties included in the contract for the sale of Glendale. Following the resolution of post-closing property matters and the establishment of a reserve for contingencies and wrap-up expenses, the Partnership will make a liquidating distribution to Partners and dissolve.

Based upon the current value of its assets, net of its outstanding liabilities, the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be substantially less than such Limited Partners' Original Capital Contribution.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended March 31, 2000.

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

                                     FIRST CAPITAL INCOME PROPERTIES, LTD.--
                                     SERIES X

                                     By:  FIRST CAPITAL FINANCIAL CORPORATION
                                        GENERAL PARTNER

Date: May 12, 2000                              /s/ DOUGLAS CROCKER II
                                     By: ______________________________________
                                                  DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: May 12, 2000                                /s/ NORMAN M. FIELD
                                     By: ______________________________________
                                                    NORMAN M. FIELD
                                         VICE PRESIDENT--FINANCE AND TREASURER