Form 10-Q
period 2000-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 2000-08-11
CIK 750301

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

  FOR THE PERIOD ENDED JUNE 30, 2000

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1999, for a discussion of the Partnership's business.

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

The Partnership has substantially completed the disposition phase of its life cycle. The Partnership sold its remaining real property investments and is working toward resolution of post-closing property sale matters.

OPERATIONS
Net income decreased by $214,700 and $436,700 for quarter and six months ended June 30, 2000 when compared to the quarter and six months ended June 30, 1999. The decreases were primarily due to the absence of operating results in 2000 resulting from the May 1999 sale of Glendale Center Shopping Mall ("Glendale").

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position of $1,260,500 for the six months ended June 30, 2000 was primarily the result of the maturity of the Partnership's investments in debt securities. Liquid assets of the Partnership as of June 30, 2000 were comprised of amounts held for post property-sale matters and Partnership liquidation expenses.

The decrease in net cash provided by operating activities of $279,500 for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999 was primarily the result of the decrease in net income, as previously discussed. The decrease was partially offset by the 1999 satisfaction of liabilities in connection with the sale of Glendale.

Net cash provided by investing activities decreased by $6,243,400 for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999. The decrease was primarily due to the proceeds generated from the 1999 sale of Glendale.

The Partnership has no financial instruments for which there are significant risks.

Net cash used for financing activities decreased by $5,580,800 for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999. The decrease was due primarily to the 1999 repayment of the mortgage loan collateralized by Glendale.

The Partnership is a party to appeals of real estate taxes of the 1270 Wilson Building for fiscal years 1991 and 1992 and for the Fashion Atrium Building for fiscal years 1992 and 1993. During these periods, the Partnership owned a 50% interest in the joint venture that owned the Fashion Atrium Building. There can be no assurance as to the amount that will be realized or the timing of such realization.

The General Partner is in the process of wrapping-up the Partnership's affairs. This process includes resolution of all post-closing property and Partnership matters including real estate tax appeals referred to above. Following the resolution of post-closing matters and the establishment of a reserve for contingencies and wrap-up expenses, the General Partner will make a liquidating distribution to Partners.

Based upon the current estimated value of its assets, net of its outstanding liabilities, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be significantly less than such Limited Partners' Original Capital Contribution.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                            June 30,
                                              2000      December 31,
                                           (Unaudited)      1999
--------------------------------------------------------------------
ASSETS
Cash and cash equivalents                  $2,896,200    $1,635,700
Investments in debt securities                            1,240,600
--------------------------------------------------------------------
                                           $2,896,200    $2,876,300
--------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses     $   27,100    $   54,200
 Due to Affiliates                                300         3,300
 Other liabilities                            389,700       389,700
--------------------------------------------------------------------
                                              417,100       447,200
--------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                    (83,800)      (84,300)
 Limited Partners (43,861 units issued and
  outstanding)                              2,562,900     2,513,400
--------------------------------------------------------------------
                                            2,479,100     2,429,100
--------------------------------------------------------------------
                                           $2,896,200    $2,876,300
--------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the Six Months Ended June 30, 2000 (Unaudited) and the Year Ended December 31, 1999
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1999                                       $(90,800) $ 6,133,000  $ 6,042,200
Net income for the year ended December 31,
 1999                                          6,500      639,700      646,200
Distributions for the year ended December
 31, 1999                                              (4,259,300)  (4,259,300)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1999                                        (84,300)   2,513,400    2,429,100
Net income for the six months ended June
 30, 2000                                        500       49,500       50,000
-------------------------------------------------------------------------------
Partners' (deficit) capital, June 30, 2000  $(83,800) $ 2,562,900  $ 2,479,100
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the Quarters Ended June 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                            2000     1999
---------------------------------------------------------------------------
Income:
 Rental                                                    $   900 $421,300
 Interest                                                   43,000   64,300
 Other                                                               10,000
 Gain on sale of Property                                            35,900
---------------------------------------------------------------------------
                                                            43,900  531,500
---------------------------------------------------------------------------
Expenses:
 Interest                                                            67,100
 Depreciation and amortization                                        4,600
 Property operating:
  Affiliates                                                          3,200
  Nonaffiliates                                                      93,200
 Real estate taxes                                                   42,200
 Insurance--Affiliate                                                 6,600
 Repairs and maintenance                                             49,700
 General and administrative:
  Affiliates                                                 3,100    3,300
  Nonaffiliates                                             13,800   19,900
---------------------------------------------------------------------------
                                                            16,900  289,800
---------------------------------------------------------------------------
Net income                                                 $27,000 $241,700
---------------------------------------------------------------------------
Net income allocated to General Partner                    $   300 $  2,400
---------------------------------------------------------------------------
Net income allocated to Limited Partners                   $26,700 $239,300
---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (43,861
 Units outstanding)                                        $  0.62 $   5.46
---------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the Six Months Ended June 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                            2000      1999
-----------------------------------------------------------------------------
Income:
 Rental                                                    $ 2,600 $1,136,100
 Interest                                                   82,200    113,100
 Other                                                                 10,000
 Gain on sale of Property                                              35,900
-----------------------------------------------------------------------------
                                                            84,800  1,295,100
-----------------------------------------------------------------------------
Expenses:
 Interest                                                             191,200
 Depreciation and amortization                                         11,600
 Property operating:
  Affiliates                                                            6,400
  Nonaffiliates                                                       286,300
 Real estate taxes                                                    131,700
 Insurance--Affiliate                                                  20,400
 Repairs and maintenance                                              102,200
 General and administrative:
  Affiliates                                                 6,100      6,900
  Nonaffiliates                                             28,700     51,700
-----------------------------------------------------------------------------
                                                            34,800    808,400
-----------------------------------------------------------------------------
Net income                                                 $50,000 $  486,700
-----------------------------------------------------------------------------
Net income allocated to General Partner                    $   500 $    4,900
-----------------------------------------------------------------------------
Net income allocated to Limited Partners                   $49,500 $  481,800
-----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (43,861
 Units outstanding)                                        $  1.14 $    10.98
-----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          2000        1999
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   50,000  $   486,700
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                         11,600
  (Gain) on sale of Property                                           (35,900)
  Changes in assets and liabilities:
   Decrease in rents receivable                                        159,600
   Decrease in other assets                                             13,700
   (Decrease) in accounts payable and accrued expenses    (27,100)    (425,300)
   (Decrease) in due to Affiliates                         (3,000)      (2,400)
   (Decrease) in prepaid rent                                          (62,700)
   Increase in other liabilities                                       154,100
-------------------------------------------------------------------------------
    Net cash provided by operating activities              19,900      299,400
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Decrease (increase) in investments in debt securities  1,240,600     (481,300)
 Proceeds from sale of Property                                      7,818,100
 (Reduction) of earnest money deposit                                  (50,000)
 Decrease in escrow deposits                                           197,200
-------------------------------------------------------------------------------
    Net cash provided by investing activities           1,240,600    7,484,000
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Repayment of mortgage loan payable                                 (4,898,400)
 Principal payments on mortgage loan payable                          (672,400)
 (Decrease) in security deposits                                       (10,000)
-------------------------------------------------------------------------------
    Net cash (used for) financing activities                   --   (5,580,800)
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents               1,260,500    2,202,600
Cash and cash equivalents at the beginning of the
 period                                                 1,635,700      778,800
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $2,896,200  $ 2,981,400
-------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                       $           $   191,200
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2000


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

ACCOUNTING POLICIES:
The Partnership sold its remaining property during 1999. The Partnership is in the process of resolving post-closing matters related to the sold properties, which include reprorations, adjustments and the real estate tax appeal disclosed in Note 3. Upon completion of this process, together with the resolution of other pending matters, the Partnership will make a liquidating distribution to Partners and dissolve.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. For the quarter and six months ended June 30, 2000 and 1999, the General Partner was not paid a Partnership Management Fee.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition and provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and six months ended June 30, 2000, the General Partner was allocated net Profits of $300 and $500. For the quarter and six months ended June 30, 1999, the General Partner was allocated Net Profits of $2,400 and $4,900, respectively, which included a gain on the sale of property of $400.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 2000 were as follows:

                                            Paid
                                     ------------------
                                     Quarter Six Months Payable
---------------------------------------------------------------
Asset management fees                $  400    $  800    $None
Reimbursement of expenses, at cost:
 --Accounting                           700     3,600     None
 --Investor communications            1,900     4,700      300
---------------------------------------------------------------
                                     $3,000    $9,100    $ 300
---------------------------------------------------------------

3. REAL ESTATE TAX APPEALS:

The Partnership is a party to appeals of real estate taxes of 1270 Wilson Building for fiscal years 1991 and 1992 and for the Fashion Atrium Building for fiscal years 1992 and 1993. During these periods, the Partnership owned a 50% interest in the joint venture that owned the Fashion Atrium Building. There can be no assurance as to the amounts that will be realized or the timing of such realization from these appeals.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended June 30, 2000.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                     FIRST CAPITAL INCOME PROPERTIES, LTD.--
                                     SERIES X

                                     By: FIRST CAPITAL FINANCIAL CORPORATION
                                         MANAGING GENERAL PARTNER

                                                 /s/ DOUGLAS CROCKER II
Date: August 14, 2000                By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                  /s/ NORMAN M. FIELD
Date: August 14, 2000                By: ______________________________________
                                                    NORMAN M. FIELD
                                         VICE PRESIDENT--FINANCE AND TREASURER