Form 10-Q
period 2000-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 2000-11-13
CIK 750301

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

  FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE TRANSITION PERIOD FROM        TO

  COMMISSION FILE NUMBER 0-14121

                FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES X
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                FLORIDA                                59-2417973
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

       TWO NORTH RIVERSIDE PLAZA,                        60606-2607
               SUITE 600,                              (ZIP CODE)
           CHICAGO, ILLINOIS
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

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

OPERATIONS
Net income decreased by $55,200 and $491,900 for quarter and nine months ended September 30, 2000 when compared to the quarter and nine months ended September 30, 1999. The decreases were due to decreases in interest earned on the Partnership's short-term investments, which was primarily due to a decrease in cash available for investment resulting from a November 1999 special cash distribution to Limited Partners. The decrease for the comparable nine-month periods was also due to the absence of operating results in 2000 resulting from the May 1999 sale of Glendale Center Shopping Mall ("Glendale").

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position of $1,256,300 for the nine months ended September 30, 2000 was primarily the result of the maturity of the Partnership's investments in debt securities. Liquid assets of the Partnership as of September 30, 2000 were comprised of amounts held for post property-sale matters and Partnership liquidation expenses.

The decrease in net cash provided by operating activities of $371,400 for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999 was primarily the result of the decrease in net income, as previously discussed. The decrease was partially offset by the 1999 satisfaction of liabilities in connection with the sale of Glendale.

Net cash provided by investing activities decreased by $4,352,800 for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999. The decrease was primarily due to the proceeds generated from the 1999 sale of Glendale.

The Partnership has no financial instruments for which there are significant risks.

Net cash used for financing activities decreased by $5,580,800 for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999. The decrease was due primarily to the 1999 repayment of the mortgage loan collateralized by Glendale.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                           September 30,
                                               2000      December 31,
                                            (Unaudited)      1999
---------------------------------------------------------------------
ASSETS
Cash and cash equivalents                   $2,892,000    $1,635,700
Investment in debt securities                              1,240,600
---------------------------------------------------------------------
                                            $2,892,000    $2,876,300
---------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses      $   25,500    $   54,200
 Due to Affiliates                               1,000         3,300
 Other liabilities                             358,500       389,700
---------------------------------------------------------------------
                                               385,000       447,200
---------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                     (83,500)      (84,300)
 Limited Partners (43,861 units issued and
  outstanding)                               2,590,500     2,513,400
---------------------------------------------------------------------
                                             2,507,000     2,429,100
---------------------------------------------------------------------
                                            $2,892,000    $2,876,300
---------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the Nine Months Ended September 30, 2000 (Unaudited) and the Year Ended December 31, 1999
(All dollars rounded to nearest 00s)

                                      General     Limited
                                      Partner    Partners       Total
-------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1999                      $(90,800) $ 6,133,000  $ 6,042,200
Net income for the year ended
 December 31, 1999                       6,500      639,700      646,200
Distributions for the year ended
 December 31, 1999                               (4,259,300)  (4,259,300)
-------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1999                     (84,300)   2,513,400    2,429,100
Net income for the nine months ended
 September 30, 2000                        800       77,100       77,900
-------------------------------------------------------------------------
Partners' (deficit) capital,
 September 30, 2000                   $(83,500) $ 2,590,500  $ 2,507,000
-------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the Quarters Ended September 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                     2000      1999
-----------------------------------------------------------------------
Income:
 Rental                                             $   900   $  5,500
 Interest                                            46,000     88,200
-----------------------------------------------------------------------
                                                     46,900     93,700
-----------------------------------------------------------------------
Expenses:
 Property operating                                              1,400
 Real estate taxes                                             (13,500)
 Repairs and maintenance                                           300
 General and administrative:
  Affiliates                                          2,100      6,200
  Nonaffiliates                                      16,900     16,200
-----------------------------------------------------------------------
                                                     19,000     10,600
-----------------------------------------------------------------------
Net income                                          $27,900   $ 83,100
-----------------------------------------------------------------------
Net income allocated to General Partner             $   300   $    800
-----------------------------------------------------------------------
Net income allocated to Limited Partners            $27,600   $ 82,300
-----------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (43,861 Units outstanding)                         $  0.63   $   1.88
-----------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the Nine Months Ended September 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                     2000      1999
-----------------------------------------------------------------------
Income:
 Rental                                            $  3,500 $1,141,600
 Interest                                           128,200    201,300
 Other                                                          10,000
 Gain on sale of property                                       35,900
-----------------------------------------------------------------------
                                                    131,700  1,388,800
-----------------------------------------------------------------------
Expenses:
 Interest                                                      191,200
 Depreciation and amortization                                  11,600
 Property operating:
  Affiliates                                                     6,400
  Nonaffiliates                                                287,700
 Real estate taxes                                             118,200
 Insurance--Affiliate                                           20,400
 Repairs and maintenance                                       102,500
 General and administrative:
  Affiliates                                          8,200     13,100
  Nonaffiliates                                      45,600     67,900
-----------------------------------------------------------------------
                                                     53,800    819,000
-----------------------------------------------------------------------
Net income                                         $ 77,900 $  569,800
-----------------------------------------------------------------------
Net income allocated to General Partner            $    800 $    5,700
-----------------------------------------------------------------------
Net income allocated to Limited Partners           $ 77,100 $  564,100
-----------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (43,861 Units outstanding)                        $   1.76 $    12.86
-----------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          2000        1999
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   77,900  $   569,800
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                         11,600
  (Gain) on sale of Property                                           (35,900)
  Changes in assets and liabilities:
   Decrease in rents receivable                                        159,600
   Decrease in other assets                                             13,700
   (Decrease) in accounts payable and accrued expenses    (28,700)    (415,400)
   (Decrease) in due to Affiliates                         (2,300)      (5,500)
   (Decrease) in prepaid rent                                          (62,700)
   (Decrease) increase in other liabilities               (31,200)     151,900
-------------------------------------------------------------------------------
    Net cash provided by operating activities              15,700      387,100
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Decrease (increase) in investments in debt securities  1,240,600   (2,371,900)
 Proceeds from sale of Property                                      7,818,100
 (Reduction) of earnest money deposit                                  (50,000)
 Decrease in escrow deposits                                           197,200
-------------------------------------------------------------------------------
    Net cash provided by investing activities           1,240,600    5,593,400
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Repayment of mortgage loan payable                                 (4,898,400)
 Principal payments on mortgage loan payable                          (672,400)
 (Decrease) in security deposits                                       (10,000)
-------------------------------------------------------------------------------
    Net cash (used for) financing activities                   --   (5,580,800)
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents               1,256,300      399,700
Cash and cash equivalents at the beginning of the
 period                                                 1,635,700      778,800
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $2,892,000  $ 1,178,500
-------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                       $       --  $   191,200
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2000
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

ACCOUNTING POLICIES:
The Partnership sold its remaining property during 1999. The Partnership is in the process of resolving post-closing matters related to the sold properties, which include reprorations, adjustments and the real estate tax appeals disclosed in Note 3. Upon completion of this process, together with the resolution of other pending matters, the Partnership will make a liquidating distribution to Partners and dissolve.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. For the quarter and nine months ended September 30, 2000 and 1999, the General Partner was not paid a Partnership Management Fee.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition and provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 2000, the General Partner was allocated net Profits of $300 and $800. For the quarter and nine months ended September 30, 1999, the General Partner was allocated Net Profits of $800 and $5,700, respectively, which included a gain on the sale of property of $400 for the nine months ended September 30, 1999.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 2000 were as follows:

                                            Paid
                                     -------------------
                                     Quarter Nine Months Payable
----------------------------------------------------------------
Asset management fees                $  400    $ 1,200     None
Reimbursement of expenses, at cost:
 --Accounting                            --      3,600     None
 --Investor communications            1,000      5,700    1,000
----------------------------------------------------------------
                                     $1,400    $10,500   $1,000
----------------------------------------------------------------

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K filed during the quarter ended September 30, 2000.

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

                                     FIRST CAPITAL INCOME PROPERTIES, LTD.--
                                     SERIES X

                                     By: FIRST CAPITAL FINANCIAL CORPORATION
                                         GENERAL PARTNER

                                                 /s/ DOUGLAS CROCKER II
Date: November 14, 2000              By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                  /s/ NORMAN M. FIELD
Date: November 14, 2000              By: ______________________________________
                                                    NORMAN M. FIELD
                                         VICE PRESIDENT--FINANCE AND TREASURER

8