Form 10-K405
period 2000-12-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 2001-03-26
CIK 750301

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

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE TRANSITION PERIOD FROM        TO

  COMMISSION FILE NUMBER 0-14121

                FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES X
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                FLORIDA                                59-2417973
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

       TWO NORTH RIVERSIDE PLAZA,
               SUITE 600,
           CHICAGO, ILLINOIS                           60606-2607
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

EXHIBIT INDEX--PAGE A-1

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

The registrant, First Capital Income Properties, Ltd.--Series X (the "Partnership"), is a limited partnership organized in 1984 under the Florida Uniform Limited Partnership Law. The Partnership sold 43,861 Limited Partnership Units (the "Units") to the public from September 1984 to September 1985, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission. Unless otherwise defined herein, capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The Partnership was formed to invest primarily in existing or to-be-developed real estate, such as shopping centers, warehouses, office buildings, and, to a lesser extent, in other types of income-producing commercial real estate. From December 1984 to February 1988, the Partnership made one real property investment, purchased 50% interests in two joint ventures and a 25% interest in one joint venture each with Affiliated partnerships. These joint ventures were each formed for the purpose of acquiring a 100% interest in certain real property and, prior to dissolution were operated under the common control of First Capital Financial Corporation (the "General Partner"). Through December 31, 2000, the Partnership has sold all four of its property investments. Upon the successful resolution of post-closing matters related to the properties sold by the Partnership, the Partnership will make a liquidating distribution to Partners and dissolve.

ITEM 2. PROPERTIES

During the year ended December 31, 1999, the Partnership sold its remaining property interest.

ITEM 3. LEGAL PROCEEDINGS

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 2000. Ordinary routine legal matters incidental to the business which were not deemed material were pursued during the quarter ended December 31, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a, b, c & d) None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 2001, there were 2,823 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                      For the Years Ended December 31,
                          ----------------------------------------------------------
                             2000       1999       1998         1997        1996
-------------------------------------------------------------------------------------
Total revenues            $  189,000 $1,467,000 $ 3,548,500  $ 4,731,800 $ 4,299,700
Net income (loss)         $  101,300 $  646,200 $(1,044,300) $ 1,560,000 $(2,332,100)
Net income (loss)
 allocated to Limited
 Partners                 $  100,300 $  639,700 $(1,033,900) $ 1,544,400 $(2,308,800)
Net income (loss)
 allocated to Limited
 Partners per Unit
 (43,861 Units
 outstanding)             $     2.29 $    14.58 $    (23.57) $     35.21 $    (52.64)
Total assets              $2,885,700 $2,876,300 $12,438,100  $14,350,700 $17,384,800
Mortgage loans payable          None       None $ 5,570,800  $ 6,559,700 $11,194,100
Distributions to Limited
 Partners per Unit
 (43,861 Units
 outstanding) (a)               None $    97.11        None         None        None
Return of capital to
 Limited Partners per
 Unit (43,861 Units
 outstanding) (b)               None $    82.53        None         None        None
OTHER DATA:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)                  None       None $ 7,765,900  $10,089,200 $14,416,200
Number of real property
 interests owned at
 December 31                    None       None           1            1           2
-------------------------------------------------------------------------------------

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

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by accounting principles generally accepted in the United States ("GAAP"):

                                      For the Years Ended December 31,
                          -------------------------------------------------------------
                             2000        1999         1998         1997         1996
----------------------------------------------------------------------------------------
Cash Flow (Deficit) (as
 defined in the
 Partnership Agreement)
 (a)                      $  101,300  $   (46,200) $   330,300  $   436,700  $  191,900
Items of reconciliation:
Principal payments on
 mortgage loans payable                   672,400      988,900      814,600     803,900
Changes in current
 assets and liabilities:
Decrease in current
 assets                                   173,300      124,100      138,100      13,900
(Decrease) increase in
 current liabilities         (91,900)    (317,900)     118,000       55,400      (6,100)
----------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $    9,400  $   481,600  $ 1,561,300  $ 1,444,800  $1,003,600
----------------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities               $1,240,600  $10,215,400  $(2,610,500) $ 4,121,100  $ (725,200)
----------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $           $(9,840,100) $(1,014,100) $(4,649,500) $ (816,800)
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

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-10 in this report.

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

The Partnership is in the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. Through December 31, 2000, the Partnership has sold all of its real property investments.

OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31,
1999
Net income decreased by $544,900 for the year ended December 31, 2000 when compared to the year ended December 31, 1999. The decrease was due to a decrease in interest earned on the Partnership's short-term investments, which was primarily due to a decrease in cash available for investment resulting from a November 1999 special cash distribution to Limited Partners. The decrease was also due to the absence of operating results in 2000 resulting from the May 1999 sale of Glendale Center Shopping Mall ("Glendale").

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
1998
Net (loss) income changed from $(1,044,300) for the year ended December 31, 1998 to $646,200 for the year ended December 31, 1999. The change was primarily due to a $2,000,000 provision for value impairment recorded in 1998 on Glendale. Exclusive of the provision for value impairment, net income decreased by $309,500 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The decrease was primarily due to the partial absence of operating results from Glendale in 1999 due to its May 1999 sale. The decrease was partially offset by an increase interest earned on the Partnership's short-term investments, which was due to an increase in cash available for investment during 1999.

Rental revenues decreased by $2,166,800 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The decrease was due to the effects of the 1999 sale of Glendale.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position of $1,250,000 during the year ended December 31, 2000 was primarily the result of the net maturity of the Partnership's December 31, 1999 investments in debt securities. Liquid assets of the Partnership as of December 31, 2000 were comprised of amounts held for post property-sale matters and Partnership liquidation expenses.

The decrease in net cash provided by operating activities of $472,200 for the year ended December 31, 2000 when compared to the year ended December 31, 1999, was primarily due to the decrease in net income, as previously discussed. The decrease was partially offset by the 1999 satisfaction of liabilities in connection with the May 1999 sale of Glendale.

Net cash provided by investing activities decreased by $8,974,800 for the year ended December 31, 2000 when compared to the year ended December 31, 1999. The decrease was primarily due to proceeds generated from the 1999 sale of Glendale.

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

Net cash used for financing activities decreased by $9,840,100 for the year ended December 31, 2000 when compared to the year ended December 31, 1999. The decrease was due primarily to the 1999 repayment of the mortgage loan collateralized by Glendale in connection with its sale together with the 1999 distributions of Glendale Sale Proceeds and cash previously retained as working capital reserves.

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

The General Partner is in the process of wrapping-up the Partnership's affairs. This process includes resolution of all post-closing property and Partnership matters including real estate tax appeals referred to above. Following the resolution of post-closing matters and the establishment of a reserve for contingencies and wrap-up expenses, the General Partner will make a liquidating distribution to Partners and dissolve.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) & (E) DIRECTORS

The Partnership has no directors. First Capital Financial LLC ("FCFC") (formerly known as First Capital Financial Corporation) is the General Partner. The directors of FCFC, as of March 1, 2001, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 2001.

       NAME                                                              OFFICE
       ----                                                              ------
       Douglas Crocker II.............................................. Director
       Donald J. Liebentritt........................................... Director

Douglas Crocker II, 60, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Wellsford Real Properties, Inc. and Ventas Inc. and was a member of the Board of Directors of Horizon Group, Inc. from, July 1996 to June 1998. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 1997.

Donald J. Liebentritt, 50, has been Vice President of the General Partner since July 1997 and a Director since May 2000 and is President of Equity Group Investments LLC, Vice President and Assistant Secretary of Great American Management and Investment Inc. ("Great American") and was Principal and Chairman of the Board of Rosenberg and Liebentritt P.C. until its dissolution in 1999. Mr. Liebentritt has also been a director of Davel Communications, Inc. since November 2000.

(B) & (E) EXECUTIVE OFFICERS

The Partnership does not have any executive officers. The executive officers of the General Partner as of March 1, 2001 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

       NAME                                               OFFICE
       ----                                               ------
       Douglas Crocker II................. President and Chief Executive Officer
       Donald J. Liebentritt.............. Vice President
       Norman M. Field.................... Vice President--Finance and Treasurer

PRESIDENT AND CEO--See Table of Directors above.

VICE PRESIDENT--See Table of Directors above.

Norman M. Field, 52, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President of Great American from July 1983 until March 1995 and from July 1997 until November 2000.

(D) FAMILY RELATIONSHIPS

There are no family relationships among any of the foregoing directors and officers.

(F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11. EXECUTIVE COMPENSATION

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors.
       Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 2000. However, the General Partner and Affiliates do compensate certain directors and officers of the General Partner.

For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e) None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of March 1, 2001, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 43,861 Units outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 2001, the executive officers and directors of the General Partner did not own any Units.

(c) None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) An Affiliate of the General Partner provided supervisory and asset management services to the Partnership. For the year ended December 31, 2000, this Affiliate was entitled to supervisory and asset management fees and reimbursements for post sale property matters of $1,200. In addition, other Affiliates of the General Partner were entitled to fees, compensation and reimbursements of $8,500 for various administrative services including investor communications and accounting for 2000. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. Of the foregoing amounts, a total of $1,200 was due to Affiliates as of December 31, 2000.

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

  In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. For the year ended December 31, 2000, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Partnership Management Fee.

  In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition and provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 2000, the General Partner was allocated Net Profits of $1,000.

(b) None.

(c) No management person is indebted to the Partnership.

(d) None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a,c & d) (1,2 & 3) See Index of Financial Statements, Schedules and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 2000.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     FIRST CAPITAL INCOME PROPERTIES, LTD.--
                                     SERIES X

                                     BY: FIRST CAPITAL FINANCIAL LLC
                                        GENERAL PARTNER

Dated: March 23, 2001                         /s/ DOUGLAS CROCKER II
                                     By: ______________________________________
                                                 DOUGLAS CROCKER II
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


       /s/ DOUGLAS CROCKER II            March 23, 2001    President, Chief Executive
______________________________________                      Officer and Director of
          DOUGLAS CROCKER II                                the General Partner

     /s/ DONALD J. LIEBENTRITT           March 23, 2001    Vice President and
______________________________________                      Director of the General
        DONALD J. LIEBENTRITT                               Partner

        /s/ NORMAN M. FIELD              March 23, 2001    Vice President--Finance
______________________________________                      and Treasurer
           NORMAN M. FIELD

INDEX OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                  Pages
--------------------------------------------------------------------------
Report of Independent Auditors                                     A-2
Balance Sheets as of December 31, 2000 and 1999                    A-3
Statements of Partners' Capital (Deficit) for the Years Ended
 December 31, 2000, 1999 and 1998                                  A-4
Statements of Income and Expenses for the Years Ended
 December 31, 2000, 1999 and 1998                                  A-5
Statements of Cash Flows for the Years Ended
 December 31, 2000, 1999 and 1998                                  A-6
Notes to Financial Statements                                  A-7 to A-10
--------------------------------------------------------------------------

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

EXHIBIT (13) Annual Report to Security Holders

The 1999 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

REPORT OF INDEPENDENT AUDITORS

Partners
First Capital Income Properties, Ltd.--Series X
Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Income Properties, Ltd.--Series X as of December 31, 2000 and 1999, and the related statements of income and expenses, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd.--Series X at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                     Ernst & Young LLP

Chicago, Illinois
January 30, 2001

BALANCE SHEETS
December 31, 2000 and 1999
(All dollars rounded to nearest 00s)

                                                           2000        1999
-------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                               $2,885,700  $1,635,700
Investments in debt securities                                       1,240,600
-------------------------------------------------------------------------------
                                                        $2,885,700  $2,876,300
-------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
 Accounts payable and accrued expenses                  $   37,800  $   54,200
 Due to Affiliates, net                                      1,200       3,300
 Other liabilities                                         316,300     389,700
-------------------------------------------------------------------------------
                                                           355,300     447,200
-------------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                                 (83,300)    (84,300)
 Limited Partners (43,861 Units issued and outstanding)  2,613,700   2,513,400
-------------------------------------------------------------------------------
                                                         2,530,400   2,429,100
-------------------------------------------------------------------------------
                                                        $2,885,700  $2,876,300
-------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
For the years ended December 31, 2000, 1999 and 1998
(All dollars rounded to nearest 00s)

                                             General    Limited
                                             Partner    Partners     Total
------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1998                                       $ (80,400) $7,166,900  $7,086,500
Net (loss) for the year ended December 31,
 1998                                         (10,400) (1,033,900) (1,044,300)
------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1998                                         (90,800)  6,133,000   6,042,200
Net income for the year ended December 31,
 1999                                           6,500     639,700     646,200
Distributions for the year ended December
 31, 1999                                              (4,259,300) (4,259,300)
------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1999                                         (84,300)  2,513,400   2,429,100
Net income for the year ended December 31,
 2000                                           1,000     100,300     101,300
------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 2000                                       $ (83,300) $2,613,700  $2,530,400
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements. A-3

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 2000, 1999 and 1998
(All dollars rounded to nearest 00s except per Unit amounts)

                                          2000      1999       1998
------------------------------------------------------------------------
Income:
 Rental                                 $ 11,100 $1,148,600 $ 3,315,400
 Interest                                173,900    276,800     233,100
 Gain on sale of property                            31,600
 Other                                     4,000     10,000
------------------------------------------------------------------------
                                         189,000  1,467,000   3,548,500
------------------------------------------------------------------------
Expenses:
 Interest                                           191,200     616,500
 Depreciation and amortization                       11,600     363,500
 Property operating:
  Affiliates                                          8,900      34,900
  Nonaffiliates                                     291,100     866,100
 Real estate taxes                                   97,900     336,200
 Insurance--Affiliate                                20,400      50,100
 Repairs and maintenance                            103,000     220,900
 General and administrative:
  Affiliates                               9,700     22,000      13,200
  Nonaffiliates                           78,000     74,700      91,400
Provision for value impairment                                2,000,000
------------------------------------------------------------------------
                                          87,700    820,800   4,592,800
------------------------------------------------------------------------
Net income (loss)                       $101,300 $  646,200 $(1,044,300)
------------------------------------------------------------------------
Net income (loss) allocated to General
 Partner                                $  1,000 $    6,500 $   (10,400)
------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners                               $100,300 $  639,700 $(1,033,900)
------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners per Unit (43,861 Units
 outstanding)                           $   2.29 $    14.58 $    (23.57)
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 2000, 1999 and 1998
(All dollars rounded to nearest 00s)

                                              2000        1999         1998
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                         $  101,300  $   646,200  $(1,044,300)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization                             11,600      363,500
  Gain on sale of property                                 (31,600)
  Provisions for value impairment                                     2,000,000
  Changes in assets and liabilities:
  Decrease in rents receivable                             159,600      137,800
  Decrease (increase) in other assets                       13,700      (13,700)
  (Decrease) increase in accounts payable
   and accrued expenses                       (16,400)    (411,200)      27,200
  (Decrease) increase in due to
   Affiliates                                  (2,100)      (8,300)       3,500
  (Decrease) increase in prepaid rent                      (62,700)      42,300
  (Decrease) increase in other
   liabilities                                (73,400)     164,300       45,000
--------------------------------------------------------------------------------
   Net cash provided by operating
    activities                                  9,400      481,600    1,561,300
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for building and tenant
  improvements                                                             (700)
 Proceeds from sale of property                          7,813,800
 Decrease (increase) in investments in
  debt securities                           1,240,600    2,254,400   (2,513,000)
 (Reduction) of earnest money deposit                      (50,000)
 Decrease (increase) in escrow deposits                    197,200      (96,800)
--------------------------------------------------------------------------------
   Net cash provided by (used for)
    investing activities                    1,240,600   10,215,400   (2,610,500)
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Repayment of mortgage loan payable                     (4,898,400)
 Principal payments on mortgage loans
  payable                                                 (672,400)    (988,900)
 Payment of loan extension costs                                        (27,800)
 Distributions paid to Partners                         (4,259,300)
 (Decrease) increase in security deposits                  (10,000)       2,600
--------------------------------------------------------------------------------
   Net cash (used for) financing
    activities                                          (9,840,100)  (1,014,100)
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                1,250,000      856,900   (2,063,300)
Cash and cash equivalents at the
 beginning of the year                      1,635,700      778,800    2,842,100
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of
 the year                                  $2,885,700  $ 1,635,700  $   778,800
--------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the year             $           $   191,200  $   616,500
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2000

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

The Partnership has disposed of its real estate properties. Upon resolution of the various post-closing matters related to the sale of the Partnership's properties, the Partnership will make a liquidating distribution and dissolve. The General Partner does not anticipate complete resolution of these matters during 2001.

In 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing matters related to properties sold by the Partnership. The adoption of Statement 131 did not affect the Partnership's results of operations or financial position.

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

The financial statements include, until its 1999 dissolution, the Partnership's 50% interest in one joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in certain real property and was operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the venture's revenues, expenses, assets, liabilities and Partners' capital was included in the financial statements.

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

The Partnership's financial statements include financial instruments, including receivables and trade liabilities. The fair values of all other financial instruments including cash and cash equivalents, included in the financial statements, was not materially different from their carrying values at December 31, 2000 and 1999.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. For the year ended December 31, 2000, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Partnership Management Fee.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition and provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provisions for value impairment of Partnership properties are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 2000 the General Partner was allocated Net Profits of $1,000. For the year ended December 31, 1999, the General Partner was allocated Net Profits of $6,500, which included $300 of a net gain on the sale of Glendale. For the year ended December 31, 1998 the General Partner was allocated a Net (Loss) of $(10,400) which included a (loss) from a provision for value impairment of $(20,000).

Fees and reimbursements paid and payable by the Partnership to Affiliates were as follows:

                                     For the years ended December 31,
                             ------------------------------------------------
                                  2000            1999             1998
                             --------------- --------------- ----------------
                              Paid   Payable  Paid   Payable   Paid   Payable
-----------------------------------------------------------------------------
Real estate commission (a)      None   None     None   None      None $10,000
Property management and
 leasing fees                $ 1,200   None  $ 9,600   None  $ 19,800    None
Reimbursements of property
 insurance premiums             None   None   20,400   None    50,100    None
Legal                           None   None   26,200   None    25,400    None
Reimbursements of expenses,
 at cost
 --Accounting                  3,600   None    8,500 $2,300     7,000   1,100
 --Investor communication      7,000 $1,200    6,100  1,000     3,500     500
-----------------------------------------------------------------------------
                             $11,800 $1,200  $70,800 $3,300  $105,800 $11,600
-----------------------------------------------------------------------------

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

3. INCOME TAX:

The Partnership utilizes the accrual method of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income and the Partnership's provisions for value impairment. For the years ended December 31, 2000, 1999 and 1998 net income (loss) for income tax reporting purposes was $101,400, $(3,589,200) and $277,600, respectively.

4. PROPERTY SALE:

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

5. REAL ESTATE TAX APPEALS:

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