Form 10-Q
period 2001-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 2001-05-10
CIK 750301

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                ---------------

                                   FORM 10-Q

                                ---------------

[X]
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE PERIOD ENDED MARCH 31, 2001

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                            March 31,
                                              2001      December 31,
                                           (Unaudited)      2000
--------------------------------------------------------------------
ASSETS
 Cash and cash equivalents                 $2,920,100    $2,885,700
 Other assets                                     400            --
--------------------------------------------------------------------
                                           $2,920,500    $2,885,700
--------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
 Accounts payable and accrued expenses     $   45,900    $   37,800
 Due to Affiliates                              1,900         1,200
 Other liabilities                            320,900       316,300
--------------------------------------------------------------------
                                              368,700       355,300
--------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                    (83,100)      (83,300)
 Limited Partners (43,861 units issued and
  outstanding)                              2,634,900     2,613,700
--------------------------------------------------------------------
                                            2,551,800     2,530,400
--------------------------------------------------------------------
                                           $2,920,500    $2,885,700
--------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
For the quarter ended March 31, 2001 (Unaudited) and the year ended December 31, 2000
(All dollars rounded to nearest 00s)

                                                General    Limited
                                                Partner    Partners    Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1, 2000    $(84,300) $2,513,400 $2,429,100
Net income for the year ended December 31,
 2000                                              1,000     100,300    101,300
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31, 2000   (83,300)  2,613,700  2,530,400
Net income for the quarter ended March 31,
 2001                                                200      21,200     21,400
-------------------------------------------------------------------------------
Partners' (deficit) capital, March 31, 2001     $(83,100) $2,634,900 $2,551,800
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                            2001    2000
--------------------------------------------------------------------------
Income:
 Rental                                                    $    -- $ 1,700
 Interest                                                   38,200  39,200
--------------------------------------------------------------------------
                                                            38,200  40,900
--------------------------------------------------------------------------
Expenses:
 General and administrative:
  Affiliates                                                 2,100   3,000
  Nonaffiliates                                             14,700  14,900
--------------------------------------------------------------------------
                                                            16,800  17,900
--------------------------------------------------------------------------
Net income                                                 $21,400 $23,000
--------------------------------------------------------------------------
Net income allocated to General Partner                    $   200 $   200
--------------------------------------------------------------------------
Net income allocated to Limited Partners                   $21,200 $22,800
--------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (43,861
 Units outstanding)                                        $  0.48 $  0.52
--------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             2001        2000
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $   21,400  $   23,000
 Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
  Changes in assets and liabilities:
   (Increase) in other assets                                   (400)         --
   Increase (decrease) in accounts payable and accrued
    expenses                                                   8,100     (29,800)
   Increase (decrease) in due to Affiliates                      700      (3,100)
   Increase in other liabilities                               4,600          --
---------------------------------------------------------------------------------
    Net cash provided by (used for) operating activities      34,400      (9,900)
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Decrease in investments in debt securities                       --   1,240,600
---------------------------------------------------------------------------------
    Net cash provided by investing activities                     --   1,240,600
---------------------------------------------------------------------------------
    Net cash from financing activities                            --          --
---------------------------------------------------------------------------------
Net increase in cash and cash equivalents                     34,400   1,230,700
Cash and cash equivalents at the beginning of the period   2,885,700   1,635,700
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $2,920,100  $2,866,400
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2001
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

ACCOUNTING POLICIES:
The Partnership has disposed of its real estate properties. Upon resolution of the various post-closing matters related to the sale of the Partnership's properties, the Partnership will make a liquidating distribution to Partners and dissolve.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the year ending December 31, 2001.

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing property sale matters.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

Reference is made to the Partnership's Annual Report for the year ended December 31, 2000 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. For the three months ended March 31, 2001 and 2000, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Partnership Management Fee.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition and provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For both of the quarters ended March 31, 2001 and 2000, the General Partner was allocated Net Profits of $200.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 2001 were as follows:

                                      Paid  Payable
---------------------------------------------------
Asset management fees                $  400   None
Reimbursement of expenses, at cost:
 --Investor communication             1,000  1,900
---------------------------------------------------
                                     $1,400 $1,900
---------------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 2000 for a discussion of the Partnership's business.

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

OPERATIONS
Net income decreased by $1,600 for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000. The decrease was primarily due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the rates earned on those investments.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position of $34,400 during the three months ended March 31, 2001 was the result of net cash provided by operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of March 31, 2001 were comprised of amounts held for post property-sale matters and Partnership liquidation expenses.

Net cash (used for) provided by operating activities changed from $(9,900) for the three months ended March 31, 2000 to $34,400 for the three months ended March 31, 2001. The change was due to the timing of the payment of certain of the Partnership's expenses.

Net cash provided by investing activities decreased by $1,240,600 for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000. The decrease was due to the maturity of the Partnership's investments in debt securities during the three months ended March 31, 2000. The Partnership did not have any investments in debt securities as of March 31, 2001.

The Partnership has no financial instruments for which there are significant risks.

The Partnership is a party to appeals of real estate taxes of the 1270 Wilson Building for fiscal years 1991 and 1992 and for the Fashion Atrium Building for fiscal years 1992 and 1993. During these periods, the Partnership owned a 50% interest in the joint venture that owned the Fashion Atrium Building. There can be no assurance as to the amount that will be realized or the timing of such realization from these appeals.

The General Partner is in the process of wrapping-up the Partnership's affairs. This process includes a resolution of all post-closing property and Partnership matters, including real estate tax appeals referred to above. Following the resolution of post-closing property matters and the establishment of a reserve for contingencies and wrap-up expenses, the Partnership will make a liquidating distribution to Partners and dissolve.

Based upon the current value of its assets, net of its outstanding liabilities, the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be significantly less than such Limited Partners' Original Capital Contribution.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended March 31, 2001.

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

                                     FIRST CAPITAL INCOME PROPERTIES, LTD.--
                                     SERIES X

                                     By: FIRST CAPITAL FINANCIAL LLC
                                         GENERAL PARTNER

                                                /s/ DOUGLAS CROCKER II
Date: May 11, 2001                   By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                /s/ PHILIP G. TINKLER
Date: May 11, 2001                   By: ______________________________________
                                                   PHILIP G. TINKLER
                                         VICE PRESIDENT--FINANCE AND TREASURER