Form 10-Q
period 2001-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 2001-08-10
CIK 750301

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

  FOR THE PERIOD ENDED JUNE 30, 2001

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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                            June 30,
                                              2001      December 31,
                                           (Unaudited)      2000
---------------------------------------------------------------------
ASSETS
Cash and cash equivalents                  $3,134,300     $2,885,700
Other assets                                      400             --
---------------------------------------------------------------------
                                           $3,134,700     $2,885,700
---------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses     $   37,900     $   37,800
 Due to Affiliates                              2,900          1,200
 Other liabilities                            529,000        316,300
---------------------------------------------------------------------
                                              569,800        355,300
---------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                    (83,000)       (83,300)
 Limited Partners (43,861 units issued and
  outstanding)                              2,647,900      2,613,700
---------------------------------------------------------------------
                                            2,564,900      2,530,400
---------------------------------------------------------------------
                                           $3,134,700     $2,885,700
---------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 2001 (Unaudited) and the year ended December 31, 2000
(All dollars rounded to nearest 00s)

                                              General    Limited
                                              Partner    Partners    Total
-----------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 2000                              $(84,300) $2,513,400 $2,429,100
Net income for the year ended December 31,
 2000                                            1,000     100,300    101,300
-----------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 2000                             (83,300)  2,613,700  2,530,400
Net income for the six months ended June 30,
 2001                                              300      34,200     34,500
-----------------------------------------------------------------------------
Partners' (deficit) capital,
 June 30, 2001                                $(83,000) $2,647,900 $2,564,900
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                            2001    2000
--------------------------------------------------------------------------
Income:
 Rental                                                    $   900 $   900
 Interest                                                   30,500  43,000
--------------------------------------------------------------------------
                                                            31,400  43,900
--------------------------------------------------------------------------
Expenses:
 General and administrative:
  Affiliates                                                 3,000   3,100
  Nonaffiliates                                             15,300  13,800
--------------------------------------------------------------------------
                                                            18,300  16,900
--------------------------------------------------------------------------
Net income                                                 $13,100 $27,000
--------------------------------------------------------------------------
Net income allocated to General Partner                    $   100 $   300
--------------------------------------------------------------------------
Net income allocated to Limited Partners                   $13,000 $26,700
--------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (43,861
 Units outstanding)                                        $  0.30 $  0.61
--------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                            2001    2000
--------------------------------------------------------------------------
Income:
 Rental                                                    $   900 $ 2,600
 Interest                                                   68,700  82,200
--------------------------------------------------------------------------
                                                            69,600  84,800
--------------------------------------------------------------------------
Expenses:
 General and administrative:
  Affiliates                                                 5,100   6,100
  Nonaffiliates                                             30,000  28,700
--------------------------------------------------------------------------
                                                            35,100  34,800
--------------------------------------------------------------------------
Net income                                                 $34,500 $50,000
--------------------------------------------------------------------------
Net income allocated to General Partner                    $   300 $   500
--------------------------------------------------------------------------
Net income allocated to Limited Partners                   $34,200 $49,500
--------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (43,861
 Units outstanding)                                        $  0.78 $  1.13
--------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          2001        2000
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   34,500  $   50,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Changes in assets and liabilities:
   (Increase) in other assets                                (400)
   Increase (decrease) in accounts payable and accrued
    expenses                                                  100     (27,100)
   Increase (decrease) in due to Affiliates                 1,700      (3,000)
   Increase in other liabilities                          212,700
------------------------------------------------------------------------------
    Net cash provided by operating activities             248,600      19,900
------------------------------------------------------------------------------
Cash flows from investing activities:
 Decrease in investments in debt securities                    --   1,240,600
------------------------------------------------------------------------------
    Net cash provided by investing activities                  --   1,240,600
------------------------------------------------------------------------------
    Net cash from financing activities                         --          --
------------------------------------------------------------------------------
Net increase in cash and cash equivalents                 248,600   1,260,500
Cash and cash equivalents at the beginning of the
 period                                                 2,885,700   1,635,700
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $3,134,300  $2,896,200
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2001

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 2001 are not necessarily indicative of the operating results for the year ending December 31, 2001.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. For the quarter and six months ended June 30, 2001 and 2000, the General Partner was not paid a Partnership Management Fee.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition and provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and six months ended June 30, 2001, the General Partner was allocated net Profits of $100 and $300. For the quarter and six months ended June 30, 2000, the General Partner was allocated Net Profits of $300 and $500, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 2001 were as follows:

                                          Paid
                                     --------------
                                              Six
                                     Quarter Months Payable
-----------------------------------------------------------
Asset manangement fees               $ 1,100 $1,500   None
Reimbursement of expenses, at cost:
 --Investor communications               900  1,900  2,900
-----------------------------------------------------------
                                     $ 2,000 $3,400 $2,900
-----------------------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 2000, for a discussion of the Partnership's business.

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

OPERATIONS
Net income decreased by $13,900 and $15,500 for quarter and six months ended June 30, 2001 when compared to the quarter and six months ended June 30, 2000. The decreases were primarily due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the rates earned on those investments.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position of $248,600 for the six months ended June 30, 2001 was primarily the result of the receipt of a real estate tax refund for Glendale Center Shopping Mall. Liquid assets of the Partnership as of June 30, 2001 were comprised of amounts held for post property-sale matters and Partnership liquidation expenses.

The increase in net cash provided by operating activities of $228,700 for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000 was primarily the result of the receipt of a real estate tax refund for Glendale Center Shopping Mall. The increase was also due to the timing of the payment of certain Partnership expenses.

Net cash provided by investing activities decreased by $1,240,600 for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000. The decrease was primarily due to the 2000 maturity of investments in debt securities.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended June 30, 2001.

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

                                     FIRST CAPITAL INCOME PROPERTIES, LTD.--
                                     SERIES X

                                     By: FIRST CAPITAL FINANCIAL LLC
                                         GENERAL PARTNER

                                                /s/ DOUGLAS CROCKER II
Date: August 10, 2001                By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                /s/ PHILIP G. TINKLER
Date: August 10, 2001                By: ______________________________________
                                                   PHILIP G. TINKLER
                                         VICE PRESIDENT--FINANCE AND TREASURER