Form 10-Q
period 2001-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES X
filed 2001-11-13
CIK 750301

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                               -----------------

                                   FORM 10-Q

                               -----------------

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the period ended September 30, 2001

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                        September 30,
                                            2001      December 31,
                                         (Unaudited)      2000
             -----------------------------------------------------

             ASSETS
             Cash and cash equivalents   $3,125,500    $2,885,700
             Other assets                       400            --
             -----------------------------------------------------
                                         $3,125,900    $2,885,700
             -----------------------------------------------------

             LIABILITIES AND PARTNERS' CAPITAL
             Liabilities:
              Accounts payable and
                accrued expenses         $   37,500    $   37,800
              Due to Affiliates               3,600         1,200
              Other liabilities             514,500       316,300
             -----------------------------------------------------
                                            555,600       355,300
             -----------------------------------------------------
             Partners' capital:
              General Partner (deficit)     (82,900)      (83,300)
              Limited Partners (43,861
                Units issued and
                outstanding)              2,653,200     2,613,700
             -----------------------------------------------------
                                          2,570,300     2,530,400
             -----------------------------------------------------
                                         $3,125,900    $2,885,700
             -----------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 2001 (Unaudited) and the year ended December 31, 2000
(All dollars rounded to nearest 00s)

                                   General    Limited
                                   Partner    Partners    Total
             -----------------------------------------------------
             Partners' (deficit)
               capital, January 1,
               2000                $(84,300) $2,513,400 $2,429,100
             Net income for the
               year ended
               December 31, 2000      1,000     100,300    101,300
             -----------------------------------------------------
             Partners' (deficit)
               capital, December
               31, 2000             (83,300)  2,613,700  2,530,400
             Net income for the
               nine months ended
               September 30,
               2001                     400      39,500     39,900
             -----------------------------------------------------
             Partners' (deficit)
               capital, September
               30, 2001            $(82,900) $2,653,200 $2,570,300
             -----------------------------------------------------


                                                                             3
   The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                   2001    2000
-------------------------------------------------
Income:
 Rental                           $     0 $   900
 Interest                          26,900  46,000
-------------------------------------------------
                                   26,900  46,900
-------------------------------------------------
Expenses:
 General and administrative:
   Affiliates                       6,200   2,100
   Nonaffiliates                   15,300  16,900
-------------------------------------------------
                                   21,500  19,000
-------------------------------------------------
Net income                        $ 5,400 $27,900
-------------------------------------------------
Net income allocated to General
  Partner                         $   100 $   300
-------------------------------------------------
Net income allocated to Limited
  Partners                        $ 5,300 $27,600
-------------------------------------------------
Net income allocated to Limited
  Partners per Unit (43,861 Units
  outstanding)                    $  0.12 $  0.63
-------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                   2001     2000
--------------------------------------------------
Income:
 Rental                           $   900 $  3,500
 Interest                          95,600  128,200
--------------------------------------------------
                                   96,500  131,700
--------------------------------------------------
Expenses:
 General and administrative:
   Affiliates                      11,300    8,200
   Nonaffiliates                   45,300   45,600
--------------------------------------------------
                                   56,600   53,800
--------------------------------------------------
Net income                        $39,900 $ 77,900
--------------------------------------------------
Net income allocated to General
  Partner                         $   400 $    800
--------------------------------------------------
Net income allocated to Limited
  Partners                        $39,500 $ 77,100
--------------------------------------------------
Net income allocated to Limited
  Partners per Unit (43,861 Units
  outstanding)                    $  0.90 $   1.76
--------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s)

                                       2001        2000
--------------------------------------------------------
Cash flows from operating
  activities:
 Net income                         $   39,900  $   77,900
 Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Changes in assets and
     liabilities:
     (Increase) in other assets           (400)
     (Decrease) in accounts
       payable and accrued
       expenses                           (300)    (28,700)
     Increase (decrease) in due
       to Affiliates                     2,400      (2,300)
     Increase (decrease) in
       other liabilities               198,200     (31,200)
--------------------------------------------------------
       Net cash provided by
         operating activities          239,800      15,700
--------------------------------------------------------
Cash flows from investing
  activities:
 Decrease in investments in debt
   securities                               --   1,240,600
--------------------------------------------------------
       Net cash provided by
         investing activities               --   1,240,600
--------------------------------------------------------
       Net cash from financing
         activities                         --          --
--------------------------------------------------------
Net increase in cash and cash
  equivalents                          239,800   1,256,300
--------------------------------------------------------
Cash and cash equivalents at the
  beginning of the period            2,885,700   1,635,700
--------------------------------------------------------
Cash and cash equivalents at the
  end of the period                 $3,125,500  $2,892,000
--------------------------------------------------------

4
   The accompanying notes are an integral part of the financial statements.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the operating results for the year ending December 31, 2001.

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

2. Related party transactions:

In accordance with the Partnership Agreement, subsequent to September 24, 1985, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. For the quarter and nine months ended September 30, 2001 and 2000, the General Partner was not paid a Partnership Management Fee.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition and provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distribution of Sale or Refinancing Proceeds from the transaction, to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 2001, the General Partner was allocated Net Profits of $100 and $400. For the quarter and nine months ended September 30, 2000, the General Partner was allocated Net Profits of $300 and $800, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 2001 were as follows:

                                               Paid
                                          --------------
                                                   Nine
                                          Quarter Months Payable
               -------------------------------------------------
               Asset management fees      $  500  $2,000   None
               Reimbursement of expenses,
                 at cost:
                --Accounting                  --      -- $2,000
                --Investor communications  4,900   6,900  1,600
               -------------------------------------------------
                                          $5,400  $8,900 $3,600
               -------------------------------------------------

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

TRANSFER AGENT AND REGISTRAR
THE BANK OF NEW YORK
P.O. Box 7090
Troy, Michigan 48007-7090
(800) 447-7364

[LOGO] FIRST CAPITAL
INCOME PROPERTIES, Ltd.
Series X
                                    [Graphic]

sponsored by FIRST CAPITAL FINANCIAL LLC
      Two North Riverside Plaza
      Chicago, Illinois 60606

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

Operations
Net income decreased by $22,500 and $38,000 for quarter and nine months ended September 30, 2001 when compared to the quarter and nine months ended September 30, 2000. The decreases were primarily due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the rates earned on those investments.

Liquidity and Capital Resources
The increase in the Partnership's cash position of $239,800 for the nine months ended September 30, 2001 was primarily the result of the receipt of a real estate tax refund for Glendale Center Shopping Mall. Liquid assets of the Partnership as of September 30, 2001 were comprised of amounts held for post property-sale matters and Partnership liquidation expenses.

The increase in net cash provided by operating activities of $224,100 for the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2000 was primarily the result of the receipt of a real estate tax refund for Glendale Center Shopping Mall. The increase was also due to the timing of the payment of certain Partnership expenses.

Net cash provided by investing activities decreased by $1,240,600 for the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2000. The decrease was primarily due to the 2000 maturity of investments in debt securities.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K filed during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIRST CAPITAL INCOME PROPERTIES,
                                          LTD.--SERIES X

                                        By: FIRST CAPITAL FINANCIAL LLC
                                           GENERAL PARTNER

                                                   /s/ DOUGLAS CROKER II
Date: November 13, 2001
                                        By: ___________________________________
                                                           DOUGLAS CROCKER II
                                         President and Chief Executive Officer

Date: November 13, 2001
                                                   /s/ PHILIP G. TINKLER
                                        By: ___________________________________
                                                    PHILIP G. TINKLER
                                         Vice President--Finance and Treasurer